Form 10-Q
period 1997-08-31
EV INTERNATIONAL INC
filed 1997-10-16
CIK 1038185

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended August 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
        to                                                  -----------------
           ----------------

                         Commission File Number 1-10006

                             EV International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified on its charter)

          Delaware                                    52-2011193
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)

       602 Cecil Street           Buchanan, Michigan               49107
--------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

                                  616-695-6831
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             [X] Yes         [ ] No

As of October 15, 1997, 110 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                             EV INTERNATIONAL, INC.

                                    FORM 10-Q

                    FOR THE SIX MONTHS ENDED AUGUST 31, 1997


                                      INDEX

PART I.    Financial Information:

Item 1     Financial Statements

     Consolidated Balance Sheets as of August 31, 1997 and February 28, 1997                              2

     Consolidated Statements of Income for the Three Months Ended

         August 31, 1997 and 1996                                                                         3

     Consolidated Statements of Income for the Six Months Ended

         August 31, 1997 and 1996                                                                         4

     Consolidated Statements of Cash Flows for the Six Months Ended

         August 31, 1997 and 1996                                                                         5

     Notes to Unaudited Interim Consolidated Financial Statements                                         6

Item 2     Management's Discussion and Analysis of Results of Operations and

                Financial Condition                                                                      11

PART II.   Other Information:

Item 1     Legal Proceedings

Item 6     Exhibits and Reports on Form 8-K                                                              14

SIGNATURE                                                                                                14

PART I.           FINANCIAL INFORMATION:
ITEM 2            FINANCIAL STATEMENTS

                                               EV INTERNATIONAL, INC.

                                             CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
                                              (in thousands of dollars)

                                                       ASSETS

                                                                               August 31, 1997   February 28, 1997
                                                                              ------------------ -------------------
Current Assets
      Cash                                                                    $        11,756    $         7,044
      Accounts receivable, net of allowance                                            36,708             42,856
         for doubtful accounts of $2,097
         and 2,203, respectively
      Inventories                                                                      48,095             51,141
      Income taxes receivable                                                           1,923               (997)
      Deferred tax assets                                                               3,865              2,907
      Other current assets                                                              6,875              5,019
                                                                              ------------------ -------------------
             Total Current Assets                                                     109,222            107,970
Property, Plant and Equipment, net                                                     30,343             31,411
Deferred Financing Costs                                                                5,171              6,216
Cost in Excess of Net Assets Acquired                                                  60,534             60,513
Other Assets                                                                            4,644              1,008
                                                                              ------------------ -------------------

                  TOTAL ASSETS                                                $       209,914    $       207,118
                                                                              ================== ===================

                                         LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
      Accounts payable                                                        $        14,234   $        15,250
      Current maturities of long-term debt                                              1,083             1,000
      Compensation related liabilities                                                  6,140             6,726
      Accrued interest                                                                  5,453               581
      Other accrued liabilities                                                         9,661             6,875
                                                                              ------------------ -------------------
              Total Current Liabilities                                                36,571            30,432
Long-term debt                                                                        111,917           109,000
Deferred Taxes and Other Liabilities                                                    9,296             9,294
                                                                              ----------------- --------------------
              Total Liabilities                                                       157,784           148,726
Stockholder's Equity
      Common stock ($.01 par value - 1,000 shares                                           -                 -
         authorized, 110 shares issued
         and outstanding)
      Capital in excess of par value                                                   57,600            57,600
      Retained earnings                                                                (4,121)              841
      Cumulative translation adjustment                                                (1,349)              (49)
                                                                              ----------------- --------------------
              Total Stockholder's Equity                                               52,130            58,392
                                                                              ================= ====================
                  TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                    $       209,914   $       207,118
                                                                              ================= ====================

                  The accompanying notes are an integral part of these consolidated balance sheets.

                             EV INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)

                                                                 (New Basis           (Predecessor Basis
                                                               of Accounting)           of Accounting)
                                                             Three months ended       Three months ended
                                                              August 31, 1997           August 31, 1996
                                                          ------------------------- ------------------------
Net Sales                                                      $     45,868                 $   50,415

Operating Costs:
      Cost of products sold                                          31,800                     34,297
      Selling and administration                                      6,703                      7,927
      Research and development                                        2,317                      2,410
      Depreciation and amortization                                   1,556                      1,345
                                                          ------------------------- ------------------------
           Total Operating Costs                                     42,376                     45,979
                                                          ------------------------- ------------------------
      Operating Income                                                3,492                      4,436
Interest Expense                                                      3,238                          -
Write-off of Deferred Financing Costs                                   687                          -
Foreign Exchange Losses                                                 225                          -
                                                          ------------------------- ------------------------
      (Loss) Income before taxes                                       (658)                     4,436
(Benefit) Provision for Income Taxes                                    122                      1,752
                                                          ------------------------- ------------------------
           Net (Loss) Income                                   $       (780)                $    2,684
                                                          ========================= ========================



           The accompanying notes are an integral part of these consolidated financial statements.

                             EV INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)

                                                                 (New Basis           (Predecessor Basis
                                                               of Accounting)           of Accounting)
                                                              Six months ended         Six months ended
                                                                August 31, 1997         August 31, 1996
                                                          ------------------------- ------------------------
Net Sales                                                      $     90,540                 $   96,503

Operating Costs:
      Cost of products sold                                          62,889                     65,827
      Selling and administration                                     14,326                     15,043
      Research and development                                        4,767                      4,865
      Depreciation and amortization                                   3,111                      2,680
                                                          ------------------------- ------------------------
           Total Operating Costs                                     85,093                     88,415
                                                          ------------------------- ------------------------
      Operating Income                                                5,447                      8,088
Interest Expense                                                      6,705                          -
Write-off of Deferred Financing Costs                                 5,556                          -
Foreign Exchange Losses                                                 430                          -
                                                          ------------------------- ------------------------
      (Loss) Income before taxes                                     (7,244)                     8,088
(Benefit) Provision for Income Taxes                                 (2,282)                     3,195
                                                          ------------------------- ------------------------
           Net (Loss) Income                                   $     (4,962)                $    4,893
                                                          ========================= ========================

           The accompanying notes are an integral part of these consolidated financial statements.

                                      EV INTERNATIONAL, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                     (in thousands of dollars)

                                                                               (New Basis           (Predecessor Basis
                                                                             of Accounting)           of Accounting)
                                                                            Six months ended         Six months ended
                                                                             August 31, 1997          August 31, 1996
                                                                         ------------------------ ------------------------
Cash flows from operating activities:
     Net income                                                               $      (4,962)           $      4,893
     Adjustments to reconcile net income to net cash used
       in operating activities:
         Depreciation and amortization                                                3,111                   2,680
         Amortization and write-off of deferred financing fees                        5,796                       -
         Deferred income taxes                                                         (156)                      -
         Changes in assets and liabilities:
              Accounts receivable                                                     6,148                    (605)
              Inventories                                                             3,046                   2,422
              Other current assets                                                   (5,576)                 (5,182)
              Accounts payable                                                       (1,016)                  3,100
              Compensation related liabilities                                         (586)                 (1,323)
              Other accrued liabilities                                               7,658                    (952)
              Other, net                                                             (4,469)                 (1,069)
                                                                         ------------------------ ------------------------
         Net cash provided by operating activities                                    8,994                   3,964

Cash flows from investing activities:
     Acquisition costs                                                               (1,140)                      -
     Purchases of property and equipment                                             (1,278)                 (1,870)
                                                                         ------------------------ ------------------------
         Net cash used in investing activities                                       (2,418)                 (1,870)

Cash flows from financing activities:
     Proceeds from issuance of Senior Subordinated Notes                            100,000                       -
     Payment of Senior Subordinated Credit Facility                                 (75,000)                      -
     Payment of Term Loan                                                           (22,000)                      -
     Payment of financing costs                                                      (4,751)                      -
     Cash transferred to Parent                                                           -                  (2,094)
                                                                         ------------------------ ------------------------
         Net cash provided by financing activities                                   (1,751)                 (2,094)

         Effect of exchange rates on cash                                              (113)                      -
                                                                         ------------------------ ------------------------
         Net increase in cash                                                         4,712                       -
         Cash at beginning of period                                                  7,044                       -
                                                                         ------------------------ ------------------------
         Cash at end of period                                           $           11,756            $          -
                                                                         ======================== ========================

                  The accompanying notes are an integral part of these consolidated financial statements.

                                      5

                             EV INTERNATIONAL, INC.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)


NOTE 1:  ORGANIZATION

EV International, Inc., a Delaware corporation, and its subsidiaries (the "Company" or "EVI") is a manufacturer and marketer of sound system products for the professional audio market. The Company manufactures and markets a comprehensive range of products worldwide for professional audio systems, including microphones, mixing consoles, signal processors, amplifiers and loudspeaker systems. The Company is a wholly owned subsidiary of EVI Audio Holding, Inc. ("Holding"), a Delaware Corporation. Holding is a wholly owned subsidiary of EVI Audio, LLC (the "Parent"). Holding and the Parent are newly formed entities organized by Greenwich Street Capital Partners, L.P. and certain affiliated investors (collectively "GSCP") to effect the acquisition described below. Holding and the Parent are holding companies only. The primary assets in each are comprised of investments in subsidiaries.

On February 10, 1997 (the "Acquisition Closing Date"), pursuant to a Purchase Agreement dated December 12, 1996, an acquisition subsidiary wholly owned by Holding acquired from Mark IV Industries, Inc. and Mark IV PLC (collectively, the "Sellers") all of the issued and outstanding capital stock of Gulton Industries, Inc. ("Gulton"), the former parent of Electro-Voice, Incorporated (the "Predecessor Company"). The acquisition subsidiary subsequently merged with and into Gulton, and Gulton then merged with and into the Predecessor Company, with the Predecessor Company ultimately surviving. The Predecessor Company then changed its name to EV International, Inc. The foregoing transactions are referred to herein as the Acquisition.

As of the Acquisition Closing Date, the aggregate cash purchase price paid was approximately $151,500, plus $4,900 in estimated adjustments paid on the Acquisition Closing Date. This purchase price is subject to further adjustment on the basis of (i) the audited working capital and audited cash flow of the Predecessor Company as of and for the ten month period ended December 31, 1996, as adjusted for certain contractual provisions and (ii) the net intercompany transfers of cash, as defined, between the Sellers and their affiliates, on the one hand, and the Predecessor Company and its subsidiaries, on the other hand, during the period between December 31, 1996, and the Acquisition Closing Date. The Sellers have submitted the audited financial statements, together with their computations of the purchase price adjustments, and have requested a further purchase price payment of $405.

The Acquisition was accounted for using the purchase method of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the Acquisition Closing Date. The cost of the acquisition included the payment of $156,400 to the Sellers, plus $3,900 of Acquisition related fees. The Acquisition was funded with $57,600 of contributed capital and $110,000 of debt, including a bridge loan facility and a term loan. Debt financing costs were approximately $6,500.


NOTE 2:  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying financial statements have been prepared by EVI, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim financial statements and notes thereto should be read in conjunction with the February 10, 1997, audited consolidated financial statements of the Predecessor Company and the February 28, 1997 audited consolidated financial statements of the Company. Certain prior period amounts have been reclassified to conform with the current presentation. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Future events could alter such estimates.

For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $2.0 million in the six month period ended August 31, 1997. The Company also made cash income tax payments of approximately $1.1 million in the six month period ended August 31, 1997.

As a result of the Acquisition and the related financing transactions, the Company is highly leveraged. The Company's high degree of leverage could have important consequences, including but not limited to the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisition, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; and (iii) the Company's flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions or in business or may be unable to carry out capital spending that is important to its growth strategy.

Technological innovation and leadership are among the important factors in competing successfully in the professional audio market. The Company's future results will depend, in part, upon its ability to make timely and cost-effective enhancements and additions to its technology and to introduce new products that meet customer demands, including products utilizing digital technology, which are increasingly being introduced in the professional audio industry. The success of current and new product offerings is dependent on several factors, including proper identification of customer needs, technological development, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures. There can be no assurance that the Company will successfully identify and develop new products in a timely manner, that products or technologies developed by others will not render the Company's products obsolete or noncompetitive or that constraints in the Company's financial resources will not adversely affect its ability to develop and implement technological advances.

The Company's business strategy includes plans for pursuing growth in certain foreign markets. The Company's international prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls and other trade regulation, currency and political risks, taxation and economic and market conditions in targeted foreign markets. The Company's business strategy also includes plans to pursue growth through strategic acquisitions. The Senior Credit Facility prohibits making certain acquisitions in an aggregate amount over $7,500 and incurring additional indebtedness greater than 65% of the purchase price of any such acquisition. In addition, acquisitions that the Company may make or enter into will involve risk, including the successful integration and management of acquired technology, operations and personnel. The integration of acquired businesses may also lead to the loss of key employees of the acquired companies and diversion of management attention from ongoing business concerns.

The Company has substantial assets located outside of the United States and a substantial portion of the Company's sales and earnings are attributable to operations conducted abroad and to export sales, predominantly in Western Europe and Asia. The Company's international operations subject the Company to certain risks, including increased exposure to currency exchange rate fluctuations. The Company intends to hedge a portion of its foreign currency exposure by incurring liabilities, including bank debt, denominated in the local currencies of those countries where its subsidiaries are located and plans to develop systems to manage and control its currency risk exposure. The Company's international operations also subject it to certain other risks, include adverse political or economic developments in the foreign countries in which it conducts business, foreign government regulation, dividend restrictions, tariffs and potential adverse tax consequences, including payment of taxes in jurisdictions that have higher tax rates than does the United States.

The Company offers a range of audio products to a diverse customer base throughout the world. Terms typically require payment within a short period of time, however, the Company will offer extended payment terms to certain qualified customers. As of August 31, 1997, the Company believes it has no significant customer or geographic concentration of accounts receivable that could expose the Company to adverse, near-term sever financial impacts.

NOTE 3:  INVENTORIES

Inventories consist of the following as of August 31, 1997 and February 28, 1997, respectively:

             Purchased materials and parts        $18,649        $19,830
             Work in process                        6,681          7,104
             Finished goods                        22,765         24,207
                                                  -------        -------
                                                  $48,095        $51,141
                                                  =======        =======

NOTE 4:  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consists of the following as of August 31, 1997 and February 28, 1997, respectively:

             Senior subordinated notes                         $100,000        $     --
             Senior subordinated credit facility                     --          75,000
             Term loan facility                                  13,000          35,000
                                                               --------        --------
                                                                113,000         110,000
             Less: Current maturities of long-term debt           1,083           1,000
                                                               --------        --------
                      Long-term debt                           $111,917        $109,000
                                                               ========        ========

Senior Subordinated Notes

On March 24, 1997, the Company issued $100,000 of 11% Senior Subordinated notes due 2007 (the "Notes"). Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 1997. The Notes mature on March 15, 2007. The proceeds from the Notes issuance were used by the Company to repay all amounts outstanding under the Bridge Loan Facility and $17,000 of indebtedness outstanding under the Term Loan Facility. The balance of such proceeds was used for working capital and general corporate purposes. Deferred financing fees associated with the Notes of approximately $4,750 are being amortized over the term of the Notes.

The Notes are redeemable, at the Company's option, in whole or in part and from time to time on and after March 15, 2002 and prior to maturity, at the following redemption prices (expressed as a percentage of principal amount), plus accrued interest, if any, to the redemption date, if redeemed during the 12-month period commencing on March 15 of the years set forth below:

             Period                               Redemption Price
             ------                               ----------------
             2002.....................................105.500%
             2003.....................................103.667%
             2004.....................................101.833%
             2005 and thereafter .....................100.000%

In addition, at any time and from time to time prior to March 15, 2000, the Company may redeem in the aggregate up to 33 1/3% of the original aggregate principal amount of the Notes with the proceeds of one or more Public Equity Offerings by the Company following which there is a Public Market, at a redemption price (expressed as a percentage of principal amount thereof) of 111% plus accrued interest, if any, to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date); provided however, that at least 66 2/3% of the original aggregate principal amount of the Notes must remain outstanding immediately after each such redemption.

The Notes are not subject to any sinking fund requirement. The Notes are unsecured and are subordinated to all existing and future senior indebtedness (as defined) of the Company and are effectively subordinated to all obligations of the subsidiaries of the Company. The Notes rank pari passu with any future senior subordinated indebtedness (as defined) of the Company and rank senior to all other subordinated indebtedness (as defined) of the Company.

The Notes are unconditionally guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (other than foreign subsidiaries and unrestricted subsidiaries, as defined) that is a significant subsidiary (as defined) created or acquired after the date the Notes are issued.

The Notes have been designated for trading in the Private Offerings, Resales and Trading through Automated Linkages ("PORTAL") market.

Senior Subordinated Credit Facility

The Company entered into a $75,000 Senior Subordinated Credit Facility (the "Bridge Loan Facility"), dated as of the Acquisition Closing Date, with a group of financial institutions, issued as interim financing for the Acquisition. Pursuant to the Notes issuance, the Bridge Loan Facility and any related accrued interest were repaid. During the period March 1, 1997, through the Notes issuance, borrowings under the Bridge Loan Facility bore interest at 12.25% per annum. Under the terms of the Bridge Loan Facility, the facility expires one year from the Acquisition Closing Date. Unamortized deferred financing fees of $3,892 associated with the Bridge Loan Facility remaining at the date of the Notes issuance were written off.

Senior Credit Facility

The Company entered into a Senior Credit Facility, dated as of the Acquisition Closing Date, with a group of financial institutions, which provides for a Term Loan Facility of $35,000 and a Revolving Credit Facility of $25,000.

On the Acquisition Closing Date, the Company borrowed the full amount available under the Term Loan Facility and used the proceeds of $35,000, together with the proceeds of the GSCP equity investment and the Bridge Loan Facility, for payment of the purchase price of the Acquisition and related fees and expenses. On March 24, 1997, proceeds from the Notes issuance were used by the Company to repay $17,000 of indebtedness outstanding under the Term Loan Facility, and the related unamortized deferred financing costs of $978 were written off. On July 11, 1997, the Company utilized available cash on hand to repay $5,000 of indebtedness outstanding under the Term Loan Facility, and the related unamortized deferred financing costs of $687,000 were written off.


NOTE 5:  PRO FORMA RESULTS OF OPERATIONS

Pro forma statements of income are presented below for the six months ended August 31, 1997 and 1996. For the period ended August 31, 1997, amounts are presented as if the Notes had been issued on March 1, 1997. For the period ended August 31, 1996, amounts are presented as if the Acquisition of the Predecessor Company and the Notes issuance had occurred on March 1, 1996. The Company's pro forma statement of income for the six months ended August 31, 1996, is based on the Predecessor Company's statement of income and adjustments giving effect to the Acquisition under the purchase method of accounting. The Predecessor Company's statement of income do not reflect any foreign exchange gains or losses, nor any interest expense or income. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                         Pro Forma              Pro Forma
                                     Six Months Ended       Six Months Ended
                                          8/31/97                8/31/96
                                     ------------------     ------------------
             Revenue                 $    90,540            $    96,503

             Operating Income              5,447                  7,458

             Net (Loss) Income            (1,000)                   353

             EBITDA                        8,558                 10,390

NOTE 6:  DOMESTIC AND FOREIGN OPERATIONS

The Company operates in a single industry segment, the professional audio market. The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of the Company's sales.

Information related to domestic and foreign operations is as follows as of and for the six months ended August 31,:

                                                          1997          1996
                                                          ----          ----
             Net sales to customers:
                  North America                        $   59,052   $   61,346
                  Europe                                   30,686       35,903
                  Asia and other foreign                   19,789       22,221
                  Eliminations                            (18,987)     (22,967)
                                                       -----------  -----------
                      Total net sales to customers     $   90,540   $   96,503

             Operating income:
                  North America                        $    4,336   $    5,313
                  Europe                                      127          870
                  Asia and other foreign                      984        1,905
                                                       ----------   ----------
                      Total operating income           $    5,447   $    8,088

             Identifiable assets:
                  North America                        $  144,367
                  Europe                                   39,329
                  Asia and other foreign                   26,218
                                                       ----------
                      Total identifiable assets        $  209,914

Net sales include sales among the Company's geographic operating units, which are made at cost plus a proportionate share of operating profit. For the six month periods ended August 31, 1997 and 1996, export sales from the United States to unaffiliated customers were approximately $5,033 and $4,006, respectively,

NOTE 7:  COMMITMENTS AND CONTINGENCIES

From time to time the Company is a party to various legal actions in the normal course of business. Gulton was sued by a company for infringement of a U.S. patent that Gulton was using to produce products unrelated to the business of the Company for a business line that was transferred out of Gulton prior to the Acquisition. At trial, the plaintiff was awarded $3,024 in damages. The matter was appealed and upheld with the issue of calculation of damages remanded to the District Court. No decision has been made by the District Court on this issue. The Sellers, which are prosecuting the claim on behalf of Gulton, have agreed to indemnify the Company fully for any losses or liabilities arising from this litigation. The Company believes that it is not currently party to any litigation which, if adversely determined, would have a material adverse effect on the liquidity or results of operations of the Company.

The Company and its operations are subject to extensive and changing U.S. federal, state and local and foreign environmental laws and regulations, including, but not limited to, laws and regulations that impose liability on responsible parties to remediate, or contribute to the costs of remediating, current or formerly owned or leased sites or other sites where solid or hazardous wastes or substances were disposed of or released into the environment. These remediation requirements may be imposed without regard to fault or legality at the time of the disposal or release. The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable environmental laws and regulations. From time to time, however, operations of the Company have resulted, and may result in the future, in non-compliance or liability with respect to such laws and regulations.

The Company (or, for certain sites, the Sellers, on behalf of the Company) has undertaken or currently is undertaking remediation of contamination at certain of its currently or formerly owned sites (some of which are unrelated to the audio business) and the Company has agreed it is a de minimis responsible party at a number of other such sites, which have been designated as Superfund sites under U.S. environmental laws. The Company recently had Phase I Environmental Site Assessments and Compliance Reviews conducted by a third-party environmental consultant at all of its manufacturing sites and is aware of environmental conditions at certain of such sites that require or may require remediation or continued monitoring. In particular, the Company's site in Buchanan, Michigan has been designated a Superfund site under U.S. environmental laws. The Sellers have agreed to indemnify the Company fully for environmental liabilities resulting from the Buchanan, Michigan Superfund site and certain of the other sites at which the environmental consultant indicated monitoring or remediation was necessary.

The Company estimates that it will incur, in fiscal year 1998, approximately $150 for environmentally related capital expenditures. The Company does not believe that the costs to the Company of environmental compliance under current laws and regulations will have a material adverse effect on the financial condition or results of operations of the Company.

There can be no assurance that the Company's estimated environmental expenditures, which the Company believes to be reasonable, will cover in full the actual amounts of environmental obligations the Company does incur, that the Sellers will pay in full the indemnified environmental liabilities when they are incurred, that new or existing environmental laws will not affect the Company in currently unforeseen ways or that present or future activities undertaken by the Company will not result in additional environmentally related expenditures. However, the Company does not believe that the costs to the Company of the environmental compliance under current laws and regulations will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The results of operations for the three and six months ended August 31, 1997 were prepared under the new basis of accounting, which includes adjustments giving effect to the Acquisition under the purchase method of accounting. The results of operations for the three and six months ended August 31, 1996 are based the predecessor basis of accounting. As a result, the results of operations for the aforementioned periods will not be comparable due to the Company's significant new financing arrangements and as of result of the Acquisition and the Notes issuance.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement data for the Company expressed as a percentage of net sales:

                                                    For the three months ended           For the six months ended
                                                            August 31,                          August 31,
                                                      1997              1996              1997              1996
                                                      ----              ----              ----              ----
       Net sales                                        100.0%           100.0%            100.0%            100.0%
       Cost of products sold                             69.3%            68.0%             69.5%             68.2%
                                                 -------------    -------------     -------------     -------------

       Gross profit                                      30.7%            32.0%             30.5%             31.8%
       Selling and administration                        14.6%            15.7%             15.8%             15.6%
       Research and development                           5.1%             4.8%              5.3%              5.0%
       Depreciation and amortization                      3.4%             2.7%              3.4%              2.8%
                                                 -------------    -------------     -------------     -------------


       Operating income                                   7.6%             8.8%              6.0%              8.4%
       Interest expense                                   7.0%               -%              7.4%                -%
       Write-off of deferred financing costs              1.5%               -%              6.1%                -%
       Other income                                       0.5%               -%              0.5%                -%
                                                 -------------    -------------     -------------     -------------

       Income before income taxes                        (1.4%)            8.8%             (8.0%)             8.4%
       Income tax provision (benefit)                     0.3%             3.5%             (2.5%)             3.3%
                                                 -------------    -------------     -------------     -------------

       Net income (loss)                                 (1.7%)            5.3%             (5.5%)             5.1%
                                                 =============    =============     =============     =============

       EBITDA  (a)                                       11.0%            11.5%              9.5%             11.2%
                                                 =============    =============     =============     =============

       --------------------

      (a) EBITDA represents earnings before interest expense, the write-off of deferred financing costs, other income, income taxes, depreciation and amortization. EBITDA is included because management understands that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest, repay debt and make capital expenditures. Excluded from EBITDA are interest, the write-off of deferred financing costs, other income, income taxes, depreciation and amortization, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles.


THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1996

Net Sales - Net sales decreased $4.5 million, or 9.0%, from $50.4 million for the quarter ended August 31, 1996 to $45.9 million for the quarter ended August 31, 1997. During the comparable periods, net sales to customers in the United States decreased $0.5 million, or 2.6%, from $20.3 million to $19.8 million, and net sales to customers outside the United States decreased $4.0 million, or 13.4%, from $30.1 million to $26.1 million. Net intra-segment sales from the United States to foreign affiliates decreased $1.6 million, or 18.9%, from $8.4 million to $6.8 million. The overall sales decrease is primarily attributable to unfavorable movements in dollar/yen and the dollar/mark exchange rates, which reduced the translated value of foreign currency denominated profits. Domestically, net sales in the music industry segment were down, partially offset by stronger revenue from cinema. Offsetting this in part were strong sales in Hong Kong, as well as Gauss and Vega, both domestic entities.

Gross Profit - Gross profit decreased $2.0 million, or 12.7%, from $16.1 million for the quarter ended August 31, 1996 to $14.1 million for the quarter ended August 31, 1997. As a percentage of net sales, gross profit decreased from 32.0% to 30.7% during the comparable periods. The overall decrease in gross profit is primarily attributable to unfavorable movements in dollar/yen and the dollar/mark exchange rates, which reduced the translated value of foreign currency denominated profits. Profit margins were adversely impacted in Japan and Germany by the higher costs of goods that were produced in the United States. Additionally, the Company's aggressive pricing strategy, which was implemented to maintain foreign market position, and the delay in the introduction of certain new products had unfavorable impacts. Lower sales volume also depressed gross profit as fixed expenses become a higher percentage of net sales.

Selling and Administration - Selling and administration expenses decreased by $1.2 million, or 15.4%, from $7.9 million for the quarter ended August 31, 1996 to $6.7 million for the quarter ended August 31, 1997. As a percentage of net sales, selling and administration expenses decreased from 15.7% to 14.6% during the comparable periods. The overall decrease is in spite of the GSCP management fee as well as general inflationary increases throughout the Company. Additionally, the decrease in selling and administration, as a percentage of net sales, reflects the impact of cost controls.

Research and Development - Research and development expenses during the quarter ended August 31, 1997 were essentially flat versus the comparable period of 1996. As a percentage of net sales, research and development expenses increased from 4.8% to 5.1% during the comparable periods as a result of the overall decline in net sales.

Income Taxes - The Company's provision for income taxes was $0.1 million for the quarter ended August 31, 1997. By comparison, the Company's provision for income taxes as a percentage of income before provision for taxes was 39.5% for the quarter ended August 31, 1996. The quarterly provision is the result of adjustments to arrive at an effective tax rate of 31.5% for the six months ended August 31, 1997. The lower effective tax rate was principally due to the amortization of nondeductible goodwill (which reduces the level of taxable loss) and taxes payable in certain foreign jurisdictions.


SIX MONTHS ENDED AUGUST 31, 1997 COMPARED TO SIX MONTHS ENDED AUGUST 31, 1996

Net Sales - Net sales decreased $6.0 million, or 6.2%, from $96.5 million for the six months ended August 31, 1996 to $90.5 million for the six months ended August 31, 1997. During the comparable periods, net sales to customers in the United States decreased $0.4 million, or 1.0%, from $39.2 million to $38.8 million, and net sales to customers outside the United States decreased $5.6 million, or 9.8%, from $57.3 million to $51.7 million. Net intra-segment sales from the United States to foreign affiliates decreased $2.6 million, or 16.4%, from $15.9 million to $13.3 million. The overall sales decrease is primarily attributable to unfavorable movements in dollar/yen and the dollar/mark exchange rates, which reduced the translated value of foreign currency denominated profits. Additionally, delays in the introduction of certain new products had an unfavorable impact. Offsetting this in part were strong sales in Hong Kong, as well as Gauss and Vega, both domestic entities.

Gross Profit - Gross profit decreased $3.0 million, or 9.9%, from $30.7 million for the six months ended August 31, 1996 to $27.7 million for the six months ended August 31, 1997. As a percentage of net sales, gross profit decreased from 31.8% to 30.5% during the comparable periods. The overall decrease in gross profit is primarily attributable to unfavorable movements in dollar/yen and the dollar/mark exchange rates, which reduced the translated value of foreign currency denominated profits. Profit margins were adversely impacted in Japan and Germany by the higher costs of goods that were produced in the United States. Additionally, the Company's aggressive pricing strategy, which was implemented to maintain foreign market position, and the delay in the introduction of certain new products had unfavorable impacts.

Selling and Administration - Selling and administration expenses decreased by $0.7 million, or 4.8%, from $15.0 million for the six months ended August 31, 1996 to $14.3 million for the six months ended August 31, 1997. As a percentage of net sales, selling and administration expenses increased from 15.6% to 15.8% during the comparable periods. The overall decrease is the result of the continuing effort to lower expenses and streamline support functions, including the consolidation of certain selling and administration functions. The decrease is offset by the GSCP management fee. Additionally, a portion of the increase, as a percentage of net sales, reflects the overall decline in net sales.

Research and Development - Research and development expenses during the six months ended August 31, 1997 were essentially flat versus the comparable period of 1996. As a percentage of net sales, research and development expenses increased from 5.0% to 5.3% during the comparable periods as a result of the overall decline in net sales.

Income Taxes - The Company's benefit for income taxes as a percentage of loss before benefit for taxes was 31.5% for the six months ended August 31, 1997. By comparison, the Company's provision for income taxes as a percentage of income before provision for taxes was 39.5% for the six months ended August 31, 1996. The lower effective rate was principally due to the amortization of nondeductible goodwill (which reduces the level of taxable loss) and taxes payable in certain foreign jurisdictions.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on indebtedness incurred in connection with the Acquisition and the Notes issuance, working capital and capital expenditure requirements. The Company incurred substantial indebtedness in connection with the Acquisition. Prior to the consummation of the Acquisition, the Company operated as a division of Mark IV and substantially all of its cash needs were historically funded through interest-free cash requisitions from the Mark IV.

Principal and interest payments under the Senior Credit Facility and the Notes represent significant liquidity requirements for the Company. Pursuant to the Term Loan Facility and after giving effect to the Notes issuance and application of proceeds therefrom, including the prepayment of $17.0 million with the proceeds from the Notes issuance, and $5.0 million prepaid on July 11, 1997, the Company will be required to make principal payments totaling approximately $0.7 million, $1.4 million, $2.2 million, $2.6 million, $3.1 million and $2.9 million in each of the fiscal years 1998, 1999, 2000, 2001, 2001, 2002 and 2003. In addition, under the terms of the Senior Credit Facility, the Company will be required to make mandatory prepayments with (i) the debt portion of any payments received from Mark IV pursuant to the purchase price adjustment (see Note 1),
(ii) non-ordinary asset sale proceeds, (iii) any additional indebtedness and equity proceeds (with certain exceptions) and (iv) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year commencing on May 31, 1998 and each May 31 thereafter. Outstanding balances under the Senior Credit Facility will bear interest at floating rates based upon an interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates.

The Company's investing activities consist mainly of capital expenditures to maintain facilities, to acquire machines or tooling, to update certain manufacturing processes and to improve efficiency. Capital expenditures totaled $1,278,000 for the six months ended August 31, 1997, representing a $600,000 decrease from the six month period ended August 31, 1996. This decrease is due to the timing of capital spending and is not indicative of the trend for fiscal 1998. Management estimates that total capital spending for fiscal 1998 will be approximately $5.5 million. This reflects an anticipated increase in the levels of discretionary spending to increase capacity and initiate operating efficiencies. Included in this amount, there is approximately $3.3 million that management estimates is required for maintenance levels of capital expenditures. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

Net cash provided by operating activities for the six months ended August 31, 1997 was $8.9 million, as compared to net cash provided by operating activities of $4.0 million for the six months ended August 31, 1996. This overall increase primarily reflects an enhanced focus on the credit and collection process for trade receivables, as well as manufacturing and marketing programs focusing on the reduction of inventory levels. This increase was offset by the decline in operating income as described above.

The Company relies primarily on internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs. Availability under the Revolving Credit Facility as of August 31, 1997 was $14.5 million and availability under the foreign working capital lines was $4.5 million. Amounts available under the Revolving Credit Facility are subject to borrowing base availability and may be used for working capital and general corporate purposes, including letters of credit, subject to certain limitations. In addition, the Senior Credit Facility limits the Company from making acquisitions in an aggregate amount over $7.5 million and incurring significant additional debt to finance acquisitions.

Management believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and the working capital lines, will be adequate to meet its debt service and principal payment requirements, capital expenditure needs and working capital requirements for at least the next three years. However, no assurance can be given in this regard and working capital requirements may change. The Company's high degree of leverage could have important consequences on its future operating performance. In addition, the Company's ability to service or refinance the Notes and to extend or refinance the Senior Credit Facility will be subject to future economic conditions and financial, business and other factors, many of which are beyond the Company's control.

PART II.          OTHER INFORMATION

ITEM I            LEGAL PROCEEDINGS

         From time to time the Company is a party to various legal actions in the normal course of business. Gulton was sued by a company for infringement of a U.S. patent that Gulton was using to produce products unrelated to the business of the Company for a business line that was transferred out of Gulton prior to the Acquisition. At trial, the plaintiff was awarded $3,024 in damages. The matter was appealed and upheld with the issue of calculation of damages remanded to the District Court. No decision has been made by the District Court on this issue. The Sellers, which are prosecuting the claim on behalf of Gulton, have agreed to indemnify the Company fully for any losses or liabilities arising from this litigation. The Company believes that it is not currently party to any litigation which, if adversely determined, would have a material adverse effect on the liquidity or results of operations of the Company.

         Please refer to Item 1, NOTE 7, for further discussion.

ITEM I            EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit Number                 Description             Page Number
             27                     Financial Data Schedule         15

         (b) A report on Form 8-K, filed September 17, 1997, regarding a news release on September 17, 1997, announcing the appointment of Dan
             M. Dantzler to acting Chief Executive Officer.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EV INTERNATIONAL, INC.

Date: October 15, 1997                    By: /s/ Roger H. Gaines
                                              Roger H. Gaines
                                              Co-Chief Executive Officer &
                                              Vice President


Date:  October 15, 1997                   By: /s/ Marsha Chapman
                                              Marsha Chapman
                                              Principal Accounting Officer