Form 10-Q
period 1997-11-30
EV INTERNATIONAL INC
filed 1998-01-14
CIK 1038185

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended November 30, 1997

                                       or

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

                             [X] Yes         [ ] No

As of January 14, 1998, 110 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                             EV INTERNATIONAL, INC.

                                    FORM 10-Q

                  FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997


                                      INDEX

PART I.    Financial Information:

Item 1     Financial Statements

     Consolidated Balance Sheets as of November 30, 1997 and February 28, 1997                            2

     Consolidated Statements of Income for the Three Months Ended

         November 30, 1997 and 1996                                                                       3

     Consolidated Statements of Income for the Nine Months Ended

         November 30, 1997 and 1996                                                                       4

     Consolidated Statements of Cash Flows for the Nine Months Ended

         November 30, 1997 and 1996                                                                       5

     Notes to Unaudited Interim Consolidated Financial Statements                                         6

Item 2     Management's Discussion and Analysis of Results of Operations and

                Financial Condition                                                                      11

PART II.   Other Information:

Item 1     Legal Proceedings

Item 6     Exhibits and Reports on Form 8-K                                                              14

SIGNATURE                                                                                                14

PART I.           FINANCIAL INFORMATION:
ITEM 2            FINANCIAL STATEMENTS

                                               EV INTERNATIONAL, INC.

                                             CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
                                              (in thousands of dollars)

                                                       ASSETS

                                                                              November 30, 1997   February 28, 1997
                                                                              ------------------ -------------------
Current Assets
      Cash                                                                    $         8,865    $         7,044
      Accounts receivable, net of allowance                                            37,514             42,856
         for doubtful accounts of $2,198
         and 2,203, respectively
      Inventories                                                                      49,324             51,141
      Deferred tax assets                                                               4,950              2,907
      Other current assets                                                              5,308              5,019
                                                                              ------------------ -------------------
             Total Current Assets                                                     105,961            108,967
Property, Plant and Equipment, net                                                     30,734             31,411
Deferred Financing Costs                                                                5,037              6,216
Cost in Excess of Net Assets Acquired                                                  59,928             60,513
Other Assets                                                                              994              1,008
                                                                              ------------------ -------------------

                  TOTAL ASSETS                                                $       202,654    $       208,115
                                                                              ================== ===================

                                         LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
      Accounts payable                                                        $        16,016   $        15,250
      Current maturities of long-term debt                                              1,083             1,000
      Compensation related liabilities                                                  6,777             6,726
      Accrued interest                                                                  2,915               581
      Income taxes payable                                                                862               997
      Other accrued liabilities                                                         7,924             6,875
                                                                              ------------------ -------------------
              Total Current Liabilities                                                35,577            31,429
Long-term debt                                                                        111,917           109,000
Deferred Taxes and Other Liabilities                                                    6,570             9,294
                                                                              ----------------- --------------------
              Total Liabilities                                                       154,064           149,723
Stockholder's Equity
      Common stock ($.01 par value - 1,000 shares                                           -                 -
         authorized, 110 shares issued
         and outstanding)
      Capital in excess of par value                                                   57,600            57,600
      Retained earnings                                                                (4,877)              841
      Cumulative translation adjustment                                                (4,133)              (49)
                                                                              ----------------- --------------------
              Total Stockholder's Equity                                               48,590            58,392
                                                                              ================= ====================
                  TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                    $       202,654   $       208,115
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

                             EV INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                        (As Restated)
                                                                 (New Basis           (Predecessor Basis
                                                               of Accounting)           of Accounting)
                                                             Three months ended       Three months ended
                                                             November 30, 1997        November 30, 1996
                                                          ------------------------- ------------------------
Net Sales                                                      $     46,270                 $   47,026

Operating Costs:
      Cost of products sold                                          32,777                     33,249
      Selling and administration                                      7,477                      7,705
      Research and development                                        1,675                      1,304
      Depreciation and amortization                                   1,585                      1,353
                                                          ------------------------- ------------------------
           Total Operating Costs                                     43,514                     43,611
                                                          ------------------------- ------------------------
      Operating Income                                                2,756                      3,415
Interest Expense                                                      3,398                          -
Foreign Exchange Losses                                                 507                          -
                                                          ------------------------- ------------------------
      (Loss) Income before taxes                                     (1,149)                     3,415
(Benefit) Provision for Income Taxes                                   (393)                     1,176
                                                          ------------------------- ------------------------
           Net (Loss) Income                                   $       (756)                $    2,239
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

                             EV INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                        (As Restated)
                                                                 (New Basis           (Predecessor Basis
                                                               of Accounting)           of Accounting)
                                                              Nine months ended        Nine months ended
                                                              November 30, 1997        November 30, 1996
                                                          ------------------------- ------------------------
Net Sales                                                      $    136,810                 $  143,529

Operating Costs:
      Cost of products sold                                          95,666                     99,076
      Selling and administration                                     21,803                     22,748
      Research and development                                        6,442                      6,169
      Depreciation and amortization                                   4,696                      4,033
                                                          ------------------------- ------------------------
           Total Operating Costs                                    128,607                    132,026
                                                          ------------------------- ------------------------
      Operating Income                                                8,203                     11,503
Interest Expense                                                     10,103                          -
Write-off of Deferred Financing Costs                                 5,556                          -
Foreign Exchange Losses                                                 937                          -
                                                          ------------------------- ------------------------
      (Loss) Income before taxes                                     (8,393)                    11,503
(Benefit) Provision for Income Taxes                                 (2,675)                     4,371
                                                          ------------------------- ------------------------
           Net (Loss) Income                                   $     (5,718)                $    7,132
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

                                      EV INTERNATIONAL, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                     (in thousands of dollars)

                                                                                                      (As Restated)
                                                                               (New Basis           (Predecessor Basis
                                                                             of Accounting)           of Accounting)
                                                                            Nine months ended        Nine months ended
                                                                            November 30, 1997         November 30, 1996
                                                                         ------------------------ ------------------------
Cash flows from operating activities:
     Net income                                                               $      (5,718)           $      7,132
     Adjustments to reconcile net income to net cash used
       in operating activities:
         Depreciation and amortization                                                4,696                   4,033
         Amortization and write-off of deferred financing fees                        5,930                       -
         Deferred income taxes                                                       (4,691)                      -
         Changes in assets and liabilities:
              Accounts receivable                                                     3,681                   1,389
              Inventories                                                              (163)                  5,406
              Other current assets                                                     (482)                   (681)
              Accounts payable                                                        1,357                   2,055
              Compensation related liabilities                                          311                    (160)
              Other accrued liabilities                                               3,553                     476
              Other, net                                                                490                  (1,334)
                                                                         ------------------------ ------------------------
         Net cash provided by operating activities                                    8,963                  18,316

Cash flows from investing activities:
     Acquisition costs                                                               (1,140)                      -
     Purchases of property and equipment                                             (4,101)                 (3,441)
                                                                         ------------------------ ------------------------
         Net cash used in investing activities                                       (5,241)                 (3,441)

Cash flows from financing activities:
     Proceeds from issuance of Senior Subordinated Notes                            100,000                       -
     Payment of Senior Subordinated Credit Facility                                 (75,000)                      -
     Payment of Term Loan                                                           (22,000)                      -
     Payment of financing costs                                                      (4,751)                      -
     Cash transferred to Parent                                                           -                 (14,875)
                                                                         ------------------------ ------------------------
         Net cash provided by financing activities                                   (1,751)                (14,875)

         Effect of exchange rates on cash                                              (150)                      -
                                                                         ------------------------ ------------------------
         Net increase in cash                                                         1,821                       -
         Cash at beginning of period                                                  7,044                       -
                                                                         ------------------------ ------------------------
         Cash at end of period                                           $            8,865            $          -
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

The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim financial statements and notes thereto should be read in conjunction with the February 10, 1997, audited consolidated financial statements of the Predecessor Company and the February 28, 1997 audited consolidated financial statements of the Company. Certain prior period amounts have been reclassified to conform with the current presentation. The results for the nine months ended November 30, 1996 have been restated to appropriately reflect certain adjustments made by the Company in the fourth quarter - fiscal 1997, which pertain to the nine months ended November 30, 1996. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Future events could alter such estimates.

For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $7.5 million in the nine month period ended November 30, 1997. The Company also made cash income tax payments of approximately $1.2 million in the nine month period ended November 30, 1997.


NOTE 3:  INVENTORIES

Inventories consist of the following as of November 30, 1997 and February 28, 1997, respectively:

             Purchased materials and parts        $19,125        $19,830
             Work in process                        6,851          7,104
             Finished goods                        23,348         24,207
                                                  -------        -------
                                                  $49,324        $51,141
                                                  =======        =======

NOTE 4:  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consists of the following as of November 30, 1997 and February 28, 1997, respectively:

             Senior subordinated notes                         $100,000        $     --
             Senior subordinated credit facility                     --          75,000
             Term loan facility                                  13,000          35,000
                                                               --------        --------
                                                                113,000         110,000
             Less: Current maturities of long-term debt           1,083           1,000
                                                               --------        --------
                      Long-term debt                           $111,917        $109,000
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


NOTE 5:  PRO FORMA RESULTS OF OPERATIONS

Pro forma statements of income are presented below for the nine months ended November 30, 1997 and 1996. For the period ended November 30, 1997, amounts are presented as if the Notes had been issued on March 1, 1997. For the period ended November 30, 1996, amounts are presented as if the Acquisition of the Predecessor Company and the Notes issuance had occurred on March 1, 1996. The Company's pro forma statement of income for the nine months ended November 30, 1996, is based on the Predecessor Company's statement of income and adjustments giving effect to the Acquisition under the purchase method of accounting. The Predecessor Company's statement of income do not reflect any foreign exchange gains or losses, nor any interest expense or income. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                         Pro Forma              Pro Forma
                                     Nine Months Ended      Nine Months Ended
                                          11/30/97               11/30/96
                                     -----------------      -----------------
             Revenue                 $ 136,810              $ 143,529

             Operating Income            8,203                 10,562

             Net (Loss) Income          (1,686)                   333

             EBITDA                     11,962                 14,973

NOTE 6:  DOMESTIC AND FOREIGN OPERATIONS

The Company operates in a single industry segment, the professional audio market. The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of the Company's sales.

Information related to domestic and foreign operations is as follows as of and for the nine months ended November 30,:

                                                          1997           1996
                                                          ----           ----
             Net sales to customers:
                  North America                        $  89,304       $ 91,808
                  Europe                                  48,195         53,234
                  Asia and other foreign                  28,730         31,420
                  Eliminations                           (29,419)       (32,933)
                                                       ----------      ---------
                      Total net sales to customers     $ 136,810       $143,529

             Operating income:
                  North America                        $   6,828       $  7,556
                  Europe                                     459          1,237
                  Asia and other foreign                     916          2,710
                                                       ---------       ---------
                      Total operating income           $   8,203       $ 11,503

             Identifiable assets:
                  North America                        137,411
                  Europe                                40,385
                  Asia and other foreign                24,858
                                                       ----------
                      Total identifiable assets        202,654

Net sales include sales among the Company's geographic operating units, which are made at cost plus a proportionate share of operating profit. For the nine month periods ended November 30, 1997 and 1996, export sales from the United States to unaffiliated customers were approximately $7,689 and $6,477, respectively,

NOTE 7:  SUBSEQUENT EVENT

On January 5, 1998, the Company and Telex Communications, Inc. announced the intention to combine the companies in late January 1998. Both companies are controlled by affiliates of Greenwich Street Capital Partners, Inc.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The results of operations for the three and nine months ended November 30, 1997 were prepared under the new basis of accounting, which includes adjustments giving effect to the Acquisition under the purchase method of accounting. The results of operations for the three and nine months ended November 30, 1996 are based the predecessor basis of accounting. As a result, the results of operations for the aforementioned periods will not be comparable due to the Company's significant new financing arrangements and as of result of the Acquisition and the Notes issuance.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement data for the Company expressed as a percentage of net sales:

                                                    For the three months ended           For the nine months ended
                                                           November 30,                        November 30,
                                                      1997              1996              1997              1996
                                                      ----              ----              ----              ----
       Net sales                                        100.0%           100.0%            100.0%            100.0%
       Cost of products sold                             70.8%            70.7%             69.9%             69.0%
                                                 -------------    -------------     -------------     -------------

       Gross profit                                      29.2%            29.3%             30.1%             31.0%
       Selling and administration                        16.2%            16.4%             15.9%             15.8%
       Research and development                           3.6%             2.8%              4.7%              4.3%
       Depreciation and amortization                      3.4%             2.9%              3.4%              2.8%
                                                 -------------    -------------     -------------     -------------


       Operating income                                   6.0%             7.2%              6.1%              8.1%
       Interest expense                                   7.3%               -%              7.4%                -%
       Write-off of deferred financing costs                -%               -%              4.1%                -%
       Other income                                       1.1%               -%              0.7%                -%
                                                 -------------    -------------     -------------     -------------

       Income before income taxes                        (2.4%)            7.2%             (6.1%)             8.1%
       Income tax provision (benefit)                    (0.8%)            2.4%             (2.0%)             3.1%
                                                 -------------    -------------     -------------     -------------

       Net income (loss)                                 (1.6%)            4.8%             (4.1%)             5.0%
                                                 =============    =============     =============     =============

       EBITDA  (a)                                        8.3%            10.1%              8.3%             10.8%
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


THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1996

Net Sales - Net sales decreased $0.7 million, or 1.5%, from $47.0 million for the quarter ended November 30, 1996 to $46.3 million for the quarter ended November 30, 1997. During the comparable period, net sales to customers in the United States increased $1.4 million, or 6.9%, from $20.5 million to $21.9 million. Net sales to customers outside the United States decreased $3.0 million, or 10.9%, from $27.3 million to $24.3 million. The overall sales decrease is primarily attributable to unfavorable movements in Asian currency exchange rates, which reduced the translated value of foreign currency denominated prices. Additionally, a general downturn in Asian Markets contributed to the decrease. Improvement in net sales in Europe and domestically partially offset these conditions.

Gross Profit - Gross profit decreased $0.3 million, or 2.2%, from $13.8 million for the quarter ended November 30, 1996 to $13.5 million for the quarter ended November 30, 1997. As a percentage of net sales, gross profit increased from 31.5% to 31.8% during the comparable periods. The overall increase in gross profit is primarily attributable to reductions in manufacturing costs and the introduction of higher margin products. The improvement realized was partially offset by unfavorable movements in Asian currency, the Company's aggressive pricing strategy to maintain position in foreign markets, and unfavorable inventory absorption costs resulting from reduction in inventory investment.

Selling and Administration - Selling and administration expenses decreased by $0.2 million, or 11.2%, from $7.7 million for the quarter ended November 30, 1996 to $7.5 million for the quarter ended November 30, 1997. As a percentage of net sales, selling and administration expenses decreased from 16.4% to 16.2% during the comparable period. The decrease is primarily attributable to the Company's continued cost control efforts.

Research and Development - Research and development expenses increased by $0.4 million, or 30.8%, from $1.3 million for the quarter ended November 30, 1996 to $1.7 million for the quarter ended November 30, 1997. As a percentage of net sales, research and development expenses increased from 2.8% to 4.8% during the comparable periods. The overall increase in research and development is primarily to an adjustment recorded in the quarter ended November 30, 1996. To adjust for the utilization of research and development resources by other expense catagories.

Income Taxes - The Company's benefit for income taxes was $0.4 million, or 34.2% of income before provision for taxes, for the quarter ended November 30, 1997. By comparison, the Company's provision for income taxes was $1.2 million, or 34.4% of income before provision for taxes.

NINE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1996

Net Sales - Net sales decreased $6.7 million, or 4.7%, from $143.5 million for the nine months ended November 30, 1996 to $136.8 million for the nine months ended November 30, 1997. During the comparable periods, net sales to customers in the United States increased $1.9 million, or 3.0%, from $61.8 million to $63.7 million, and net sales to customers outside the United States decreased $8.7 million, or 10.6%, from $81.8 million to $73.1 million. The overall sales decrease is primarily attributable to unfavorable movements in Asian currencies and the dollar/mark exchange rate, which reduced the translated value of foreign currency denominated profits. Additionally, delays in the introduction of certain new products had an unfavorable impact. Offsetting this in part were improvement in domestic EV sales and strong sales of Vega products, both domestic entities.

Gross Profit - Gross profit decreased $3.3 million, or 7.4%, from $44.4 million for the nine months ended November 30, 1996 to $41.1 million for the nine months ended November 30, 1997. As a percentage of net sales, gross profit decreased from 31.0% to 30.1% during the comparable periods. The overall decrease in gross profit is primarily attributable to unfavorable movements in dollar/yen and the dollar/mark exchange rates, which reduced the translated value of foreign currency denominated profits. Profit margins were adversely impacted in Japan and Germany by the higher costs of goods that were produced in the United
States and United Kingdom. Additional contributors to the decline were the Company's aggressive pricing strategy employed to maintain foreign market position, and the delay in the introduction of certain new products.

Selling and Administration - Selling and administration expenses decreased by $0.9 million, or 3.9%, from $22.7 million for the nine months ended November 30, 1996 to $21.8 million for the nine months ended November 30, 1997. As a percentage of net sales, selling and administration expenses increased from 15.8% to 15.9% during the comparable periods. The overall decrease is the result of the continuing effort to lower expenses and streamline support functions. The decrease is offset by the GSCP management fee. Additionally, a portion of the increase, as a percentage of net sales, reflects the overall decline in net sales.

Research and Development - Research and development expenses increased by $0.2 million, or 3.2% from $6.2 million for the nine months ended November 30, 1996 to $6.4 million for the nine months ended November 30, 1997. As a percentage of net sales, research and development expenses increased from 4.3% to 5.1% during the comparable periods.

Income Taxes - The Company's benefit for income taxes as a percentage of loss before benefit for taxes was 31.9% for the nine months ended November 30. By comparison, the Company's provision for income taxes as a percentage of income before provision for taxes was 38.0% for the nine months ended November 30, 1996. The lower effective rate was principally due to the amortization of nondeductible goodwill (which reduces the level of taxable loss) and taxes payable in certain foreign jurisdictions.

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

The Company's investing activities consist mainly of capital expenditures to maintain facilities, to acquire machines or tooling, to update certain manufacturing processes and to improve efficiency. Capital expenditures totaled $4.1 million for the nine months ended November 30, 1997, representing a $0.6 million increase from the nine month period ended November 30, 1996. Management estimates that total capital spending for fiscal 1998 will be approximately $5.5 million. This reflects an anticipated increase in the levels of discretionary spending to increase capacity and initiate operating efficiencies. Included in this amount, there is approximately $3.3 million that management estimates is required for maintenance levels of capital expenditures. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

Net cash provided by operating activities for the nine months ended November 30, 1997 was $8.9 million, as compared to net cash provided by operating activities of $18.3 million for the nine months ended November 30, 1996.

The Company relies primarily on internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs. Availability under the Revolving Credit Facility as of November 30, 1997 was $14.3 million and availability under the foreign working capital lines was $3.3 million. Amounts available under the Revolving Credit Facility are subject to borrowing base availability and may be used for working capital and general corporate purposes, including letters of credit, subject to certain limitations. In addition, the Senior Credit Facility limits the Company from making acquisitions in an aggregate amount over $7.5 million and incurring significant additional debt to finance acquisitions.

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

             A report of Form 8-K, filed January 6, 1998, regarding a news release on January 5, 1998, announcing the Company's intent to merge with Tenex Communications, Inc.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EV INTERNATIONAL, INC.

Date: January 14, 1998                    By: /s/ Roger H. Gaines
                                              Roger H. Gaines
                                              Co-Chief Executive Officer &
                                              Vice President


Date:  January 14, 1998                   By: /s/ Marsha Chapman
                                              Marsha Chapman
                                              Principal Accounting Officer