Form 10-K405
period 1998-02-28
EV INTERNATIONAL INC
filed 1998-06-01
CIK 1038185

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998        COMMISSION FILE NO. 333-27341

                           TELEX COMMUNICATIONS, INC.
                   (FORMERLY KNOWN AS EV INTERNATIONAL, INC.)
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       52-201193
(State or other jurisdiction of                      (I.R.S. Employer
       incorporation or                             Identification No.)
       organization)

             9600 ALDRICH AVENUE SOUTH, BLOOMINGTON, MINNESOTA 55420
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 884-4051

           Securities registered pursuant to Section 12(b) of the Act
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing
requirements for the past 90 days.  YES |X}   NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

The aggregate market value of Common Stock held by non-affiliates on March 31, 1998 was $0.

As of March 31, 1998 there were 110 shares of Telex Communications, Inc. Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
--------------------------------------------------------------------------------

                        TABLE OF CONTENTS TO FORM 10-K

                                                                          Page
                                                                          ----

PART I.......................................................................1
      ITEM 1.  BUSINESS......................................................1
      ITEM 2.  PRODUCTION AND FACILITIES....................................17
      ITEM 3.  LEGAL PROCEEDINGS............................................19
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........19

PART II.....................................................................19
      ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS..........................................19
      ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA...........................21
      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..........................23
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
               RISK.........................................................31
      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................32
      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..........................32

PART III....................................................................32
      ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS.............................32
      ITEM 11. EXECUTIVE COMPENSATION.......................................35
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT...................................................43
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............44

PART IV.....................................................................47
      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K..................................................47

      As used in this Form 10-K, unless otherwise indicated or the context otherwise requires, references to (i) "Holdings" shall mean Telex Communications Group, Inc., a Delaware corporation and the corporate parent of the Company;
(ii) "Old Telex" refers to the Delaware corporation formerly named Telex Communications, Inc., a wholly-owned subsidiary of Holdings, and its subsidiaries in respect of periods prior to the Mergers (as defined in Item 1. Business); (iii) the "Company" shall mean Telex Communications, Inc., a Delaware corporation formerly named EV International, Inc. ("EVI") and successor by merger to Old Telex, and its subsidiaries and includes, as the context may require, predecessor and successor companies; (iv) "Old EVI" shall mean EV International, Inc. and its subsidiaries in respect of periods prior to the Mergers and includes any predecessor companies; and (v) "EV Holdings" refers to EVI Audio Holding, Inc., the direct parent company of EVI prior to the Mergers. Unless otherwise indicated, all references to fiscal years in this Form 10-K are to the fiscal years ending on last day of February of each year (e.g., Fiscal 1998 refers to the fiscal year ended February 28, 1998). Unless otherwise indicated, all references to amounts reported for Fiscal 1994 through Fiscal 1996 are based on reclassified predecessor basis of accounting, all references to amounts reported for Fiscal 1997 include the reclassified predecessor basis of accounting for the period March 1, 1996 through February 10, 1997 and the reclassified new basis of accounting for the period February 11, 1997 through February 28, 1997. Such reclassified amounts conform to the Fiscal 1998 presentation. These reclassifications had no impact on the previously reported operating profit, net income, EBITDA or shareholder's equity (See Note
(a) to Selected Historical Financial Data).

                                     PART I

ITEM 1. BUSINESS

Corporate History:

      The Company, formed as a result of the February 2, 1998 merger of Old Telex and Old EVI (see Management's Discussion and Analysis of Financial Condition and Results of Operations--"The Mergers"), is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and does not participate in the competitive retail consumer electronics market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, tape duplication products, talking book players, LCD projectors, wireless LAN and PCS antennas, hearing aids and wireless assistive listening devices. Its products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, presenters, airline pilots and the hearing impaired in order to facilitate speech or communications. The Company is a wholly owned subsidiary of Holdings, a holding company whose assets prior to the Mergers consisted primarily of its investment in Old Telex.

      Prior to February 10, 1997, the business of Old EVI was conducted as part of the business of Mark IV Industries, Inc. ("Mark IV"), through a number of operating divisions and subsidiaries which made up Mark IV's professional audio business, referred to in this Form 10-K as the Mark IV Audio Group. On February 10, 1997, pursuant to a purchase agreement dated December 12, 1996, an acquisition subsidiary wholly owned by Greenwich Street Capital Partners, L.P. ("GSCP") and certain affiliated investors acquired from Mark IV and one of its subsidiaries all of the issued and outstanding capital stock of Gulton Industries, Inc. ("Gulton"), the former parent of Old EVI, and each of its subsidiaries for an initial cash purchase price of $151.5 million, plus $4.9 million in estimated adjustments paid on the closing date, which aggregate amount is subject to further post-closing adjustments. The acquisition subsidiary subsequently merged with and into Gulton, and Gulton then merged with and into Old EVI, with Old EVI continuing as the surviving corporation. The predecessor company of Old Telex was founded in 1936 as a manufacturer and distributor of hearing aid products and from 1973 to 1988, operated as a wholly owned subsidiary of the Telex Corporation. In 1988, the Telex Corporation was purchased by Memorex Telex N.V. ("Memorex"). In May 1989, Memorex sold the assets that comprised the Company's business to Holdings and Old Telex. On May 6, 1997, Old Telex completed a recapitalization pursuant to an agreement among Old Telex, Holdings, GSCP and certain other investors. Additional information on the Old EVI acquisition and Old Telex recapitalization is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 23.

      On February 2, 1998, Old EVI merged with Old Telex, a wholly owned subsidiary of Holdings and an affiliate of GSCP, with Old EVI surviving (the "Merger"). In the Merger, EVI changed its corporate name to "Telex Communications, Inc." and in such capacity is referred to in this Form 10-K as the "Company". The Merger was effected pursuant to an agreement and plan of merger, dated January 29, 1998 (the "Merger Agreement") under which Greenwich I LLC ("G-I"), a subsidiary wholly owned by GSCP and certain affiliated investors, exchanged all of the issued and outstanding common and preferred stock of EVI Holdings, the former parent of Old EVI, for 1,397,400 shares of common stock of Holdings, par value $0.0005 per share (the "Common Stock") and 13,000 shares of Series A Pay-in-Kind Preferred Stock, par value $0.01 per share, of Holdings, respectively, and EVI Holdings was merged with and into Holdings, with Holdings continuing as the surviving corporation (the "Parent Merger", and together with the Merger, the "Mergers"). The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control of GSCP, and the financial statements of the Company for Fiscal 1998 accordingly include the results of Old Telex from May 6, 1997.

      In connection with the Mergers, the Company determined to change its fiscal year, effective as of March 31, 1998, from the last day of February to March 31, the fiscal year historically utilized by Holdings. This report covers the fiscal year ended February 28, 1998. The Company filed a Transition Report on Form 10-K with the Securities and Exchange Commission (the "Commission") on May 4, 1998, which report covered the business, operations and financial operations of Old Telex from April 1, 1997 through February 2, 1998 immediately prior to the Merger, but after giving effect to certain Merger-related transactions. Such Transition Report contains disclosures concerning Old Telex which may be helpful in better understanding the information concerning the Company included in this Form 10-K.

      The Company's principal executive office is currently located at 9600 Aldrich Avenue South, Bloomington, Minnesota 55420. The Company's telephone number is (612) 884-4051.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Company may have included certain forward-looking statements in this Report and includes this provision pursuant to the "safe harbor" provisions of the Private Securities Reform Act of 1995. Whenever, in this Report, the Company or its management express an expectation or belief as to future results or future events, while made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that the statement of expectation or belief will be achieved or accomplished. Various risk factors could cause actual results and events to vary significantly from those expressed in any forward-looking statement. The following factors, in addition to those discussed elsewhere in this Report, could affect the future results of the Company, and could cause results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing; (iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing of the implementation of changes in operations to effect cost savings; (vi) opportunities that may be presented to and pursued by the Company following the Mergers; (vii) the Company's ability to access external sources of capital; and (viii) such risks and uncertainties as are detailed from time to time in the Company's Securities and Exchange Commission reports and filings.

Segment Information:

Overview

      Subsequent to the Mergers, the Company reorganized what had been classified as Old Telex's four strategic business units and Old EVI's four principal lines of business into the following two business segments:

      (i) Professional Sound and Entertainment, which includes Old EVI's three principal lines of business within the overall professional audio market: (1) Fixed Installation; (2) Professional Music Retail; and
            (3) Concert/Recording/Broadcast and Old Telex's Broadcast Communications Systems and Sound Reinforcement product groups (these businesses were previously part of Old Telex's Professional Sound and Entertainment Group); and

      (ii) Multimedia/Communications, which includes all of Old Telex's Multimedia/Audio Communications, RF/Communications, and Hearing Instruments Groups, the Tape Duplication product group from Old Telex's Professional Sound and Entertainment Group and Old EVI's Other Applications line of business, consisting of handheld microphones and earphones for field and aircraft communications, both military and civilian, equipment for high-speed duplication of audio tapes, and components marketed to original equipment manufacturers for incorporation into their products.

A more detailed discussion concerning the Company's two new business segments follows.

Professional Sound and Entertainment

      Professional Sound and Entertainment combines Old EVI's three principal lines of business within the overall professional audio market (i.e., (i) Fixed Installation, or permanently installed sound systems in public venues; (ii) Professional Music Retail, or sound products used by professional musicians and sold principally through retail channels; and (iii) Concert/Recording/Broadcast, or sound products used in professional concerts, recording projects and radio and television broadcast); and the Broadcast Communications Systems and Sound Reinforcement product groups from Old Telex's Professional Sound and Entertainment Group (i.e., advanced digital matrix intercoms used by broadcasters, including all major television networks, to control production communications; intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and school sports teams; and wired and wireless microphones used in the education, sports, broadcast, music and religious markets).

      Fixed Installation. Fixed Installation encompasses permanently installed sound systems in airports, sports arenas, theaters, concert halls, cinemas, stadiums, convention centers, houses of worship and other venues where music or speech is amplified. Within the Fixed Installation line of business there are varying requirements, ranging from concert halls and theatres, which need the highest quality of fidelity output and broad frequency response, to mass transit facilities and office buildings, where sound communication is important but need not be full-range output. The products sold for each type of installation vary widely in characteristics and price; however, management estimates that the majority of Fixed Installation contracts generally generate less than $25,000 of product sales. In this business line prices for the Company's products range from $65 for a basic microphone to $110,000 for a large-scale, multi-functional mixing console. The Company's products in the Fixed Installation line of business are sold through professional audio contractors and distributors. For example, in the high growth area of cinema sound, the Company's products are purchased by seven of the ten largest movie theater chains (by number of screens) in the U.S.

      The market for Fixed Installation products is generally driven by new construction and upgrades of existing installations. In the United States, new uses of audio products are spurring growth. More dynamic sound and music, requiring more sophisticated audio products, are increasingly being used in cinemas, religious services and sporting events. Abroad, the development of infrastructure and the upgrade of existing facilities, such as auditoriums, public places, theaters and sports facilities, in emerging economies is also a source of increasing demand. Another source of growth in the Fixed Installation business line is the U.S. cinema market, where the number of U.S. movie screens is forecast to grow by approximately 12% during the years 1998 through 2000. Many cinemas periodically update their sound amplification systems to realize fully the new sound technology in motion pictures. Management believes that houses of worship are another important source of retrofits. Historically, sound technology has been used in houses of worship to provide sound reinforcement to the sermon. In contemporary worship services, the sermon is increasingly complemented by music that demands more sophisticated sound.

      Professional Music Retail. Professional Music Retail products are used mainly by musicians for live performance, recording and reproduction of recording material and are generally sold directly to end users through specialized retail stores that market to musicians, bands and local entertainment venues. Professional Music Retail products appeal to performers seeking an improved level of sound system performance, reliability and quality. The Company's Professional Music Retail products generally range from $85 for a basic microphone to $1,800 for a loudspeaker system and are sold through its sales representatives and distributors to retail outlets.

      The demand for Professional Music Retail products is driven primarily by an increase in both the number of new users and the number of users upgrading to take advantage of enhanced sound technology. Most of the end users targeted in this business line are 18 to 30 years old. In addition, sales are also driven by demand for smaller and lighter weight products which are easier to perform with and transport.

      Concert/Recording/Broadcast. The Concert/Recording/Broadcast lines of business include sound systems for musical concerts and theater productions, sound recording and radio and television broadcast and production. The Company's sales of these products are generally made through its distributors and retailers or directly to touring companies. The Company's Concert/Recording/Broadcast products range from $65 for a basic microphone to $110,000 for a large-scale, multi-functional mixing console. Management believes that sales in the Concert/Recording/Broadcast line of business to established, high-profile touring companies influence and stimulate purchases of products by smaller groups and lesser known professional musicians. Management estimates that the Company produces over 50% of the microphones used for electronic news gathering by major U.S. television networks and radio station personalities.

      Concert/Recording/Broadcast demand is driven by a combination of the factors that determine growth in the Fixed Installation and Professional Music Retail lines of business, including technological improvement and an increase in product applications. For example, most professional sporting events now include musical performances that require increased sound quality and amplification. Management believes that audiences have become increasingly accustomed to improved sound quality while event producers and live musicians have become accustomed to more advanced technology. The demand for smaller, lighter weight products is another driver of growth as such products reduce operating costs for touring applications. In addition, an increase in popularity of remote electronic news gathering is driving the demand for wired and wireless microphones as well as portable broadcast mixers.

      Broadcast Communications Systems. The Company is a leader in broadcast communications equipment for end markets such as sports and broadcasting. The Company produces a broad line of broadcast communications equipment. The Company's smallest system, the Telex(R) Audiocom(R) modular intercom system, is used by theaters, small sporting arenas, network affiliates and independent cable channels for their communications needs. Typically, these systems are used to link 20 to 30 people so they can communicate during an event or performance. The Company's middle market offering, the RTS(TM) TW intercom system, is used by larger broadcast network affiliates, larger sporting venues and production studios. This system is also used in broadcast trucks as a remote, portable studio for news gathering or sporting events, and typically provides communications links for 50 to 60 people at a time. The Company's high-end product, the RTS(TM) ADAM(TM) (Advanced Digital Audio Matrix) intercom system, is used by the major networks in order to cover large events such as the Olympics and the Superbowl. The ADAM(TM) system allowed NBC to provide communications in any combination between 400 separate individuals -- from person-to-person to one person to all four hundred at a touch of a button -- for its 1996 Summer Olympics coverage. This system was also used by networks from Australia, Finland, Canada, Japan, Korea and other countries for their Olympics' coverage.

      The Company also provides wired and wireless communication systems and related components to the National Football League (the "NFL") as well as high school and college teams and World, Canadian and Arena Football Leagues. In 1996, the Company began providing NFL, college and high school coaches with an encrypted wireless intercom system, which allows the head coach to communicate confidentially with their offensive and defensive coordinators on the side lines and in the booths above the fields.

      Sound Reinforcement. Sound Reinforcement is divided into two main product groups: (i) wired and wireless microphones, which serve the professional needs of sound contractors, entertainers, and speakers, and are used in a variety of settings such as theaters, stadiums and hotels; and (ii) wireless assistive listening devices, used by the hearing impaired to diminish the effects of background noise and poor building acoustics in theaters, stadiums, court rooms and other facilities using public address systems.

      The Company believes that it offers one of the industry's most extensive lines of wireless microphone, receiver and transmitter systems, including a wide variety of handheld, lapel and guitar microphone options. The Company offers microphones (including noise canceling) with a wide variety of directional patterns to meet the needs for general sound reinforcement as well as the specific needs of users such as drummers, vocalists and public address announcers. Many of these lines incorporate the Company's Posi-Phase(TM) true diversity antenna circuitry which produces a stronger signal for higher quality sound over a longer distance without the signal dropouts or the switching noise common in other systems. Some of the Company's wireless microphones also incorporate an advanced proprietary multi-crystal tuning system that allows any specific frequency to be used within the operating limits of the receiver. The crystal control and associated radio frequency filtering provide superior radio frequency performance and maximum protection from interference.

      The second product group in Sound Reinforcement is wireless assistive listening devices, sold to arenas, theaters, churches, funeral homes, hotels and other public facilities. The Company's principal product in this product group is the Telex(R) SoundMate(R) wireless assistive listening systems. Assistive listening devices are now mandated by the Americans with Disabilities Act, passed in 1994, which requires that assistive listening devices be provided to all hearing impaired individuals free of charge at facilities using public address systems. The Company believes that continued implementation of this law and the aging of America's population should generate continued growth in this market.

      Brands and Products

      The Company has built a broad and diverse product line through the development of new products and the selective acquisition of product lines. The following table sets forth the Company's primary Professional Sound and Entertainment product offerings and principal brands and the business lines to which they relate. Management estimates that worldwide sales of its Telex and Electro-Voice brands accounted for approximately 40% of the Professional Sound and Entertainment segment's net sales in Fiscal 1998 and that the balance of this segment's net sales are approximately evenly split among the Company's other Professional Sound and Entertainment brands.

    Principal Brand                  Primary Products                         Business Line
    ---------------                  ----------------                         -------------
Telex                     Wired and wireless microphones,               Fixed Installation
                          headsets, headphones, wireless assistive      Professional Music Retail
                          listening devices                             Concert/Recording/Broadcast

RTS                       Intercoms, microphones, headsets              Concert/Recording/Broadcast
                                                                        Fixed Installation

Electro-Voice             Microphones, mixing consoles, signal          Fixed Installation
                          processors and amplifiers, loudspeaker        Professional Music Retail
                          systems                                       Concert/Recording/Broadcast
                                                                        Other Applications

Dynacord                  Mixing consoles, signal processors and        Fixed Installation
                          amplifiers, loudspeaker systems               Professional Music Retail

Altec Lansing             Mixing consoles, signal processors and        Fixed Installation
                          amplifiers, loudspeaker systems

Klark-Teknik              Signal processors                             Fixed Installation
                                                                        Concert/Recording/Broadcast

Midas                     Mixing consoles                               Concert/Recording/Broadcast

    Principal Brand                  Primary Products                         Business Line
    ---------------                  ----------------                         -------------
Vega                      Wireless microphones                          Fixed Installation
                                                                        Professional Music Retail
                                                                        Concert/Recording/Broadcast
                                                                        Other Applications
                                                                        Fixed Installation

DDA                       Mixing consoles                               Concert/Recording/Broadcast

      Microphones. Microphones are the most common method of converting audible sound waves into electrical signals that can be processed, modified and amplified. Microphones come in a variety of sizes and shapes, from handheld or mounted models of all sizes to very small models meant to be hidden from view. The Company also produces wireless microphones under the Telex and Vega brand names that use radio instead of cable. The technology employed in the Company's wireless microphones results in audio quality that, management believes, is indistinguishable from that of a wired microphone and is targeted to the needs of the working professional in broadcast and production, concert sound, live theater, theme parks and related applications.

      Mixing Consoles. The primary function of a mixing console is to accept input of electrical signals from a number of microphone sources, such as multiple singers and instruments in a band, and blend them together to achieve the desired balance of sound output. Other sound inputs can be fed into a mixing console as well, such as recorded music. A mixing console also serves as the center of a sound system, as it sends the electrical signals it receives back out to the other components of the system. The Company's top-end mixing consoles are marketed under the Midas brand name, which are used mainly for touring applications. The Company also sells mixing consoles under the DDA brand.

      Signal Processors and Amplifiers. Signal processors modify sound signals to increase or decrease volume or mix them with other sound signals. The signal processor with which most people are familiar is the bass and treble adjustment, or "tone control." In a professional signal processor, the tone control may be divided into 31 or more bands, allowing separate adjustment of each. The controls used to effect these adjustments are called "equalizers." Another familiar signal processor is called the reverberation unit, which can adjust a signal to make a sound seem as if it were performed in a large hall. Yet another function of a signal processor is to provide signal delay so that sound arrives at the same time for an entire audience whether they sit in the back or front of a venue. The Company markets signal processors under the Dynacord and Klark-Teknik names, and was one of the first manufacturers, in 1987, to introduce a reasonably priced signal processor using digital technology.

      The level of signal output from mixing consoles or signal processors is too low to drive loudspeakers and must be increased by amplifiers. The Company produces amplifiers under the Altec Lansing, Dynacord and Electro-Voice brands, many of which contain built-in digital signal processors necessary to achieve low-frequency output that is often missing in non-digital amplifiers.

      Loudspeaker Systems. Loudspeaker systems convert the electrical signals created from audible sound waves back into sound audible to the human ear. In a large professional sound system, specialized loudspeakers called horns direct sound to parts of the audience so that the level of sound in a large venue can be equalized. The Company produces its high-end loudspeakers under the Electro-Voice and Altec Lansing names. Certain of these products use technologies developed by the Company, including

"constant directivity" and "variable intensity," which help deliver uniform frequency and level of output across an audience, and manifold technology, which delivers louder output. See "--Product Development."

Multimedia/Communications

      Multimedia/Communications combines all of Old Telex's Multimedia/Audio Communications, RF Communications and Hearing Instruments Groups, the Tape Duplication product group from Old Telex's Professional Sound and Entertainment Group and Old EVI's Other Applications line of business (consisting of handheld microphones and earphones for field and aircraft communications, both military and civilian, equipment for high-speed duplication of audio tapes, and components to original equipment manufacturers for incorporation into their products).

      Within the Multimedia/Communications segment, the Company supplies computer audio microphones, headsets and headphones used to facilitate voice communications between computers and their users; LCD video and data projectors used to make multimedia presentations; and aircraft intercoms, microphones and headsets (including active noise reduction headsets) for use in high-noise environments such as the cockpits of airplanes and helicopters. Customers for computer audio microphones include a number of computer hardware and modem manufacturers, such as Compaq, Hewlett-Packard, IBM and 3Com. In addition, the Company sells its LCD projectors to corporate and educational training specialists, while principal customers for the Company's aircraft products are the major aircraft manufacturers and airlines, including Boeing, American Airlines and Delta, as well as airport fixed base operators. Within this segment, the Company also offers a broad line of acoustic accessories and antennas for various communications needs and applications. The Company markets such products to wireless local area network providers, public safety and law enforcement groups (police, fire departments, emergency services, CIA, FBI and the Secret Service) amateur radio, citizens band radio, land mobile radio, telephony and various commercial, industrial and military markets. The Company also produces audio products for the Library of Congress' talking book program as well as a broad line of high value, technologically differentiated hearing aids and other assistive listening devices for the hearing impaired including in-the-ear, behind-the-ear and in-the-canal hearing aids, as well as FM wireless auditory trainers and personal assistive listening devices. The Company's patented Adaptive Compression(R) technology offers superior signal processing and provides the user with superior intelligibility and understanding of speech in the presence of background noise. The Company's hearing instruments business dates back to 1936, making it one of the oldest hearing aid manufacturers in the United States.

      Within the Company's new Multimedia/Communications segment, the Company targets nine principal product markets; (i) computer audio, (ii) tape duplication, (iii) multimedia presentation/training, (iv) aviation communications/other applications, (v) wireless LAN and PCS antennas, (vi) talking book players, (vii) wireless communications, (viii) hearing aids and
(ix) wireless assistive listening devices.

      Computer Audio. The Company believes that it is the largest supplier of microphones, headphones and headsets to the computer industry, selling a full line of headphones, headsets and group listening centers for use in the classroom with computers, VCRs, CD-ROMs and laserdisc players. The Company currently sells to most of the major computer manufacturers, with whom it enjoys close working relationships, including Compaq, Gateway, Hewlett-Packard and IBM, as well as dozens of other component and OEM manufacturers. In addition, the Company serves the computer education market. The largest portion of the Company's revenues in the computer audio market are generated from the sales of computer microphones for sound and speech recognition. Many of the Company's microphones are also sold to modem manufacturers, such as 3Com, who then package these microphones with their modems, to ensure compatibility of the application to the end-user.

      Tape Duplication. The Company's cassette duplicators and copiers are primarily used to copy the spoken word and serve two principal markets: religious (houses of worship, missionaries and tape ministries) and training programs/seminars (professional seminar presenters, self-improvement programs, teachers, legal documentation and law enforcement). The Company produces a line of high-speed audiocassette duplicators designed for "in-cassette" copying of standard audiocassette tapes. This is in contrast to the high volume music cassette duplication market, where bulk audiotape is copied before it is loaded into the cassette cartridge. The current product line is comprised of four models: the Replica(TM) and the Copyette(TM), simple portable units, the ACC Series(TM), a duplicator that is expandable and capable of adjusting copy quality, and the 6120 Series(TM), which is capable of duplicating open-reel and cassette tapes and meets the needs of the professional recorder. These products offer high speed tape handling, high frequency audio circuit designs and low vibration mechanical drives at competitive prices within their respective categories.

      Multimedia Presentation/Training. The Multimedia Presentation/Training product group manufactures and markets projection products, such as the Firefly(TM), a lightweight portable data/video projector, and Caramate(R) slide projector products, which are used in many types of educational, training institutions and presentation settings, primarily for corporate and educational markets. The Company's LCD projector line also includes other lightweight and boardroom data/video projectors.

      Aviation Communications/Other Applications. The Company supplies a broad line of aviation communications headsets, intercoms and microphones to major commercial and commuter airlines and pilots as well as to airframe manufacturers. The Company's aviation communications products are known for their design innovation, lightweight build, technological strength and product value. The Company uses its ANR(R) (Active Noise Reduction) patented technology in several of its designs. In addition, the Company produces hand-held microphones and earphones for field and aircraft communications, both military and civilian and sells its components to original equipment manufacturers for incorporation into their products.

      Wireless LAN and PCS Antennas. At the end of 1994, Old Telex entered the wireless local area networks ("LAN") and personal communication systems ("PCS") antenna markets to capitalize on the Company's antenna design and communications technology expertise. The Company believes that wireless LAN and PCS technology has broad-based applications in today's business world. End users include corporations, retailers, warehouses and distribution centers. The Company's products are used by a wide variety of companies to set up more efficient and cost-effective LAN and PCS systems through wireless connections. As an example, Sears has installed the Company's wireless LAN antennas to remotely connect its cash registers to the store's main computer, which allows Sears to move the cash registers as needed to meet demand without worrying about wires.

      Talking Book. The Company produces a unique cassette player that is sold to the Library of Congress ("LOC") for use in their talking book program for the blind and physically handicapped. Under the talking book program, the LOC distributes books on tape to the blind and physically handicapped, free of charge, throughout the United States. The talking book players were designed using special features for ease of use and facilitate playing the books back at different speeds. A unique tape format ensures that these tapes cannot be played on standard equipment. Old Telex began providing talking book players to the LOC in 1969. In April 1998, the Company entered into a new contract with the LOC with a maximum term of five years. While the revenue from this program in recent years has been relatively stable, the program supplies a steady source of cash flow. The talking book machines have also been sold internationally to similar programs in Canada, New Zealand and Australia.

      Wireless Communications. The Company also produces a broad line of wireless communications products such as headsets, microphones, antennas, and rotors for three primary markets: public safety and law enforcement groups (police, fire departments, emergency services, CIA, FBI and the Secret Service), commercial truck drivers and amateur radio operators. The Company believes that it has established a reputation within these markets for providing reliable communications, which is the key requirement of most of its users. Many of the Company's products, such as the Ear-Mike(TM) microphone/receiver system and the Road King(R) CB microphones, have high brand name recognition within their respective markets. The Company's wireless technology is driven by acoustics and antenna design capabilities developed over Old Telex's 25-year history in the military antenna business. The Company distributes wireless communications products through over 1,100 dealers.

      Hearing Aids. Hearing aid devices are generally segmented by ear positioning and sound enhancement capabilities. Ear positioning takes two forms, either in the ear or behind the ear. Sound enhancement is based on two types of technologies, linear amplification, which only amplifies the sound, and compression technology, which modifies the actual sound received by the user. The Company believes that its patented compression technology, Adaptive Compression(R), offers superior signal processing circuitry and provides the user with superior intelligibility and understanding of speech in the presence of noise. In October 1996, Old Telex introduced Threshold Compression(TM) (patent pending), which has unique user volume control and user selectable frequency abilities which, for example, allow the user to increase the volume of conversations in the presence of background noise. The Company distributes its hearing aids through 9,000 hearing instrument dispensers throughout the United States.

      The Company has recently created one of the smallest hearing aids available in the marketplace, marketed under the Acapella(TM) name. The device fits completely in the canal, making it essentially undetectable. The Acapella hearing aids offer not only improved appearance but its compression technology and advanced design offer superior sound as well. In addition, in October 1996, Old Telex introduced a significantly improved soft shell hearing aid which has met with significant success. Sold under the SoftWear(TM) and Sound Advantage(TM) names, these hearing aids are composed of a new material that, due to its flexibility, is more comfortable than hard plastic based molds.

      Wireless Assistive Listening Systems. The Company also produces and distributes wireless assistive listening systems, such as auditory trainers and personal assistive listening devices for the hearing impaired, which help the user in environments with high levels of background noise and poor building acoustics. Auditory trainers allow the user to hear directly from a sound source, such as a teacher, via wireless FM transmitters. Personal assistive listening devices amplify a certain source, such as a speaker. The Company serves the educational and consumer marketplaces for wireless assistive listening systems by providing cost-effective, technologically differentiated, and functionally superior products maintained by excellent customer service. The Company's principal focus is on the educational market, where many schools and a number of large city (such as New York and Los Angeles) and county school systems use the Company's products.

      As with hearing aid products, the Company believes that it is able to differentiate its products from its competitors' products through higher ease of product use and technologically strong design. Its ClassMate(R) line of auditory trainers offers state-of-the-art RF/wireless designs, compression technology and synthesized frequency selection in a wireless FM behind-the-ear device, which is specially designed for older students who have rejected other models based on the appearance of body-worn auditory trainers.

      Prior to the Mergers, Old EVI operated in a single industry segment, the professional audio market. Subsequent to the Mergers, the Company has reorganized its principal lines of business into two new business units, as described above, solely as a result of the addition of Old Telex's businesses in connection with the Mergers. Financial information about the Company's two new business units for Fiscal 1998 and for the period beginning February 11, 1997 and ended February 28, 1997 is set forth in Note 13 to the Consolidated Financial Statements included elsewhere herein.

International Operations

      The Company's products are marketed in over 80 countries worldwide, which reduces the Company's dependence on any single geographic market. The Company has substantial assets located outside of the United States and a substantial portion of the Company's sales and earnings are attributable to operations conducted abroad and to export sales, predominantly in Western Europe and Asia. In Fiscal 1998, over 40% of the Company's net revenues consisted of sales made outside the United States, predominantly in Western Europe and Asia. Unlike many of its competitors, which use independent foreign distributors that generally sell a variety of competing products, the majority of the Company's foreign sales efforts are conducted through its foreign distribution subsidiaries.

      For Fiscal 1998, the Company had European sales of $65.7 million, Asia Pacific sales of $47.8 million, Canadian sales of $8.3 million, and other foreign sales of $10.7 million. See Note 13 and Note 6 to the Consolidated Financial Statements.

Product Development

      The Company believes that it is one of the most active developers of new products in the industry. The Company has over 230 product development projects planned or currently in progress. Of these, approximately 40 are designed to yield new technological developments, including numerous applications of digital technology, which are intended to exploit the industry-wide transition from analog to digital processing. Other engineering and development projects principally are for design maintenance or to achieve product enhancements that have been requested by customers, both of which are important activities in sustaining the Company's product lines. Because the Company produces a comprehensive range of products, management believes the Company has the capacity to integrate technologies from one product line to another product line, which ultimately leads to new products that are often less expensive, lighter or otherwise more desirable.

      The Company has a history of technological innovation and strong product development and has introduced numerous technologies that are used throughout the audio industry, including constant directivity and variable intensity horns, manifold technology in loudspeaker systems, the application of neodymium in loudspeaker systems and microphone magnets and titanium in compression driver diaphragms.

      The concept of constant directivity in horn design was introduced to professional audio by Old EVI in the 1970's. Constant directivity is a characteristic of horn performance that distributes frequencies evenly over the coverage pattern of the horn. Variable intensity is a characteristic of horn performance that distributes sound pressure (the level of the sound) evenly over the coverage pattern of the horn. In combination, constant directivity and variable intensity provide accurate and uniform sound throughout the listening area. Manifold technology is the practice of coupling multiple loudspeakers to a single acoustic horn resulting in significantly higher sound pressure as compared to the case of one loudspeaker and one horn. The advantages of manifold technology are the elimination of interferences often found when using multiple sources and a considerably smaller size and lower weight per unit of sound pressure. The technology is employed mainly in loudspeaker systems used by concert musicians. The Company believes Old EVI was the first to employ neodymium (N-DYM), a rare-earth element, in lieu of conventional magnets in the manufacture of loudspeaker systems and microphones. This innovation resulted in products achieving higher acoustic output and lighter weight than previously possible. Titanium diaphragms represent an improvement over conventional aluminum compression driver diaphragms because they have a higher strength-to-weight ratio. Lighter-weight diaphragms produce extended high frequencies more efficiently than heavier ones.

      In professional audio products there is a growing trend toward broader use of digital technology, which is more flexible and easier to manipulate than analog technology. The Company offered its first digital product, a digital signal processor, in 1987. During the intervening years, the Company has introduced increasingly complex additional digital processing and control products for a growing range of applications. These products have generally been specialized signal processing components intended to fulfill a specific role in a sound system. In the past, the high cost of digital devices has made it impractical to utilize the technology fully. Recently, the cost of digital devices has decreased, and such devices have become more powerful, which has enabled designers to develop products that more fully integrate digital functions into a sound system. The first of the Company's fully integrated digital products, an integrated signal processing, routing and control system to be marketed under the name Merlin, is currently being sold into numerous customer installations worldwide.

      The Company has also recently implemented a number of strategic initiatives to identify new market opportunities and to reduce its product development cycle in order to facilitate the timely introduction of new and enhanced products. The Company maintains close relationships with its institutional customers to develop products that meet their requirements. For example, the Company's computer audio microphone line was developed with product specification input from Microsoft and Compaq. In connection with these initiatives, the Company increased its investment in engineering and technology and has implemented programs in several core technologies in such areas as digital signal processing, wireless communications, application specific integrated circuit design and active noise reduction technologies. This increased investment in engineering and technology has enabled the Company to design new products offering enhanced features, quality and reliability and lower costs.

      As of March 31, 1998, the Company's engineering and development organization consisted of 189 employees located in seven locations around the world, including 166 engineers, each of whom specializes in a certain type of product and application. In Fiscal 1996, 1997 and 1998, engineering expenses were $8.5 million, $8.5 million and, including $7.2 million of expenses of Old Telex, $16.8 million, respectively.

Manufacturing

      The Company manufactures most of the products it sells and most of the active acoustic components that they contain. As of May 21, 1998, this is done in fifteen facilities located in the United States, Mexico, Germany and Great Britain. Manufacturing processes are substantially integrated and, in addition to the assembly processes more typically found among the Company's competitors, include die casting, fiberglass plastics molding, transformer and coil winding, sheet metal stamping and forming, metal machining, cabinet fabrication, painting and plating. The Company purchases certain electrical components, magnets, lumber and plastics.

      Management believes that the Company's integrated manufacturing capabilities are important factors in maintaining and improving the quality, performance, availability and cost of its products and decreasing the time to market of new product introductions. Management also believes that the Company can respond more effectively to changing customer delivery and product feature requirements by doing the majority of its own manufacturing and that this gives it an advantage over many of its competitors. The Company continuously assesses its manufacturing operations to control or reduce costs.

      The Company also sells under its brand names a limited number of finished products purchased from outside suppliers, including certain electronic products and loudspeaker systems, where low cost is an essential attribute of the product. In addition, certain other finished products of non-Company brands are purchased to supplement the offerings of the Company's distribution operations in Japan, Hong Kong, Switzerland, Australia and France.

Competition

      The markets within the professional sound and entertainment and multimedia/communications segments are both highly competitive and fragmented and the Company faces meaningful competition in both segments and in most of its product categories and markets. Management believes that it is one of a few manufacturers that carry a comprehensive line of professional audio products and that the key factors for the Company to maintain its position in its various markets are the recognition of its various brand names, superior distribution networks, large user base and large number of products, together with its extensive experience in designing safe and reliable products, dealing with regulatory agencies and servicing and repairing its products.

      While many of the Company's current competitors are generally smaller than the Company, certain of the Company's competitors are substantially larger than the Company and have greater financial resources. The Company believes that its major competitor in providing a full line of professional audio products is Harmon International Industries, Incorporated, one of whose three segments competes in the professional audio products market. Eastman Kodak is the major provider in the slide projector market (Eastman Kodak is also the Company's largest customer of its slide projectors). In the LCD projection market, In-Focus Systems, Sharp Electronics and Proxima are the current market leaders. Sony is the Company's only significant competitor in the tape duplication market.

      The Company believes the principal competitive factors within each of its two business segments are the factors referred to above, as well as product quality, product reliability, product features, reputation, distribution, customer service and support, ability to meet delivery schedules, warranty terms and price. The Company believes that it currently competes favorably overall with respect to each of these principal competitive factors.

Patents, Trademarks and Licenses

      Among the Company's significant assets are its intellectual property rights. The Company relies on a combination of copyright, trademark and patent laws to protect these assets, and to a significant degree, on trade secrets, confidentiality procedures and contractual provisions which may afford more limited legal protections.

      The Company owns several trademarks in the United States and various foreign countries, including Adaptive Compression(R), Altec Lansing(R), Audiocom(R), Caramate(R), ClassMate(R), Dynacord(R), Electro-Voice(R), Hy-Gain(R), Klark-Teknik(R), MagnaByte(R), Manifold Technology(R), ProStar(R), Road King(R),

SoundMate(R), University Sound(R) and Vega(R). A number of these trademarks Company are identified with and important to the sale and marketing of the Company's products. See "Professional Sound and Entertainment Brands and Products."

      The Company's operations are not dependent upon any single trademark other than the Telex and Electro-Voice trademarks. A significant number of products sold by the Company are sold under the Telex trademark pursuant to a royalty-free license granted to the Company by Memorex Telex Corporation ("MTC"). On October 15, 1996, MTC filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. While management does not believe that its rights under such license will be materially impaired by such filing, the Company's ability to enforce such license could be adversely affected by such filing. In addition, the Company has licensed certain of its trademarks, including the Altec Lansing trademark, for use on products such as consumer audio products not otherwise manufactured by the Company, pursuant to a perpetual, royalty-bearing license. From time to time the Company also has granted patent or technology licenses to, and has licensed technology or patents from, other parties. The amounts paid to or by the Company on an annual basis in relation to its licensing activities have not been material.

      The Company has not registered many of its significant trademarks in all foreign jurisdictions in which it does business, although management believes that the Company's most significant marks generally have been registered in the jurisdictions where their sales are the strongest. The Company is aware that, in certain foreign jurisdictions, unaffiliated third parties have applied for and or obtained registrations for marks identical with or similar to marks owned or used by the Company. Use or registration of the Company's trademarks by the Company in such jurisdictions may be prohibited, and the Company's business may be materially adversely affected thereby. The Company does not believe that any of its products currently infringe upon the proprietary rights of third parties in any material respect.

      The Company's operations are not dependent to any significant extent on any single or related group of patents, licenses, franchises or concessions. The Company believes its most significant patents are four patents relating to high output compression drivers, manifold technology products, variable intensity horns and time division multiplex digital matrix intercom system which expire in 2003, 2006, 2009 and 2014, respectively. The Company also owns a number of patents related to the design and manufacture of several of its products, including headsets, headphones, boom-mounted microphones, various transducer devices, multiple-band directional antennas, multimedia projectors, computer audio microphones, adaptive compression circuitry for hearing aids and certain intercom-related devices. The Company does not believe that the expiration of any of its patents will have a material adverse effect on the Company's financial condition or its results of operations.

Suppliers

      The Company's extensive vertical integration enables it to manufacture many of the parts for its products internally. Management believes this gives the Company a competitive advantage in controlling quality and ensuring timely availability of parts. The Company also purchases raw materials, assemblies and components for its products from a variety of suppliers. Total purchases of such items were $115.0 million for Fiscal 1998.

      The Company's five largest suppliers in Fiscal 1998 accounted for 13% of the total supplies purchased by the Company. The Company's largest single supplier provides the Company with parts for its talking book program products as well as components and supplies for various headsets and microphone products. These supplies comprised 6.5% of the total cost of supplies purchased by the Company in Fiscal

1998. This percentage is expected to decrease in Fiscal 1999 as the Company begins to manufacture in its Mexico facility some of the headset products historically purchased from this supplier. The Company has purchased products from this supplier for 16 years. One of the Company's largest suppliers provides parts and components used in certain products in the Company's LCD projector products. The Company's purchases from this supplier constituted 2.4% of the total cost of supplies purchased by the Company for Fiscal 1998.

      One of the Company's largest suppliers has been a sole source supplier for parts used in the manufacture of hearing aids for over 30 years. This supplier provides these components to over 90.0% of all hearing aid manufacturers in the United States. Although the Company believes that with adequate notice it can secure, if necessary, alternate sources for these hearing aid parts, its inability to obtain sufficient parts would have a material adverse effect on the Company's results of operations. The Company's purchases from this supplier in Fiscal 1998 comprised 1.9% of the total supplies purchased by the Company. The Company believes that it could locate alternative sources of supply for these components. Doing so, however, could result in increased development costs and product shipment delays.

Backlog

      As is the case with other companies in the Company's businesses, backlog is not necessarily a meaningful indicator of the conditions of the business since the Company typically receives and ships orders representing a major portion of its quarterly non-contract revenues in the current quarter. As of February 28, 1998, the Company had a backlog of approximately $30.4 million compared to approximately $17.0 million as of February 28, 1997. Excluding the impact of Old Telex, backlog as of February 28, 1998 was approximately $16.2 million.

Environmental Matters

      The Company and its operations are subject to extensive and changing U.S. federal, state and local and foreign environmental laws and regulations, including, but not limited to, laws and regulations that impose liability on responsible parties to remediate, or contribute to the costs of remediating, current or formerly owned or leased sites or other sites where solid or hazardous wastes or substances were disposed of or released into the environment. These remediation requirements may be imposed without regard to fault or legality at the time of the disposal or release. Although management believes that its current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to the Company's facilities or operations. The Company believes that compliance with federal, state and local environmental protection laws and provisions should have no material adverse effect on the operating income or financial condition of the Company.

      The Company recently had Phase I Environmental Site Assessment and Compliance Reviews conducted by a third-party environmental consultant at a number of its manufacturing sites and is aware of environmental conditions at such sites that require or may require remediation or continued monitoring. The Company is undertaking or is planning to undertake remediation or monitoring at these sites. In particular, the Company's site in Buchanan, Michigan has been designated a Superfund site under U.S. environmental laws and the Company has agreed it is a de minimis responsible party at a number of other currently or formerly owned or utilized sites which have been designated as Superfund sites. Mark IV has agreed to indemnify the Company fully for environmental liabilities resulting from the Buchanan, Michigan Superfund site and certain of the other sites at which the environmental consultant indicated monitoring or remediation was necessary. Specifically, Mark IV has agreed to indemnify the Company fully for environmental liabilities resulting from (i) any operations, assets or business not related to the business of Old EVI prior to the Acquisition Closing Date, (ii) certain Old EVI sites at which the Company is currently conducting remediation, including the Superfund site discussed above, or is expected to conduct remediation in the near term and (iii) certain sites not currently owned or related to the business of the Company but at which Old EVI presently or in the past has incurred environmental liability or for which third parties have claimed Old EVI has responsibility.

      The Company is party to a 1988 consent decree with the predecessor to the Nebraska Department of Environmental Quality ("NDEQ") relating to the cleanup of hazardous waste at the Company's Lincoln, Nebraska facility. In connection with ongoing monitoring and cleanup activities at the site and on adjacent property, the Company has received from the NDEQ three notices of noncompliance (all of which related to the same underlying matter). The Company is in discussions with the NDEQ regarding future actions but does not believe that the costs related to its responsibilities at the site will result in a material adverse effect on the Company's operating income or financial condition. NDEQ and the U.S. Environmental Protection Agency also have requested the Company to take action in connection with a post-closure permit and possibly to perform additional remediation at the site. In December, 1997, the Company entered into an Administrative Order on Consent with U.S.E.P.A. under the Resource Conservation and Recovery Act to further investigate and remediate the Lincoln facility and an adjoining property. The Company is not able at this time to determine the amount of additional expenses, if any, that may be incurred by the Company as a result of these actions.

      Through February 28, 1998, the Company had accrued approximately $1.6 million over the life of the project for anticipated costs to be incurred for the Lincoln, Nebraska cleanup activities, of which approximately $1.3 million had been incurred. See Note 12 to the Consolidated Financial Statements of the Company included elsewhere herein.

      The Company estimates that it will incur, in Fiscal 1999, approximately $150,000 of environmentally related capital expenditures in addition to those costs associated with the Lincoln, Nebraska cleanup activities described above. The Company also incurs approximately $30,000 per year of expenses associated with the disposal of hazardous materials generated in conjunction with its manufacturing processes.

Employees

      As of March 31, 1998, the Company employed 2,979 persons worldwide, of which 2,158 were employed in the United States, 192 were employed in the United Kingdom, 332 were employed in Germany, 144 were employed in Mexico and 153 were employed in other countries. On a functional basis, approximately 2,237 were employed in manufacturing, 189 in engineering and product development, 387 in sales and marketing and 166 in administration and finance.

      As of March 31, 1998 the Company employed approximately 1,018 unionized employees, of whom approximately 611 were in the United States, 265 were in Germany and 142 were in Mexico. In the United States, employees at the Company's manufacturing facilities in Newport, Tennessee; Sevierville, Tennessee; Buchanan, Michigan; Mishawaka, Indiana; and Oklahoma City, Oklahoma are covered by collective bargaining agreements that expire in June 2000, July 1998, June 2000, October 2000 and June 1998, respectively. The Company believes that there are no significant impediments to renewing the Sevierville, Tennessee collective bargaining agreement due to expire in July 1998. In addition, in April 1998, the Company announced the closure of the Oklahoma City, Oklahoma facility, to be completed in the third quarter of Fiscal 1999, and the movement of its production and other operations to the Company's other facilities. There are no material grievances pending with respect to any union employees. The Company has not experienced any work stoppages in recent years and believes that its relationship with its employees has been good.

ITEM 2. PRODUCTION AND FACILITIES

      The Company operates the manufacturing plants and facilities described in the table below. Management believes that the Company's plants and facilities are maintained in good condition and are suitable and adequate for its present needs. Currently, the Company's manufacturing plants are operating at an average of 75% of capacity based on a single shift.

                                           Size
       Location          Owned/Leased  (square-feet)     Facility Type
----------------------   ------------  -------------   -------------------------------------
United States:

Bloomington, Minnesota      Owned         50,000       Corporate Headquarters/
                                                       Product Development/Sales Office

Blue Earth, Minnesota       Owned        150,000       Manufacturing/Distribution

Buchanan, MI                Owned         28,500       Product Development

Buchanan, MI                Owned        144,000       Manufacturing/Sales/ Marketing/
                                                       Administration/Distribution/Service Center

Burnsville, Minnesota       Owned       14 acres       Vacant land

Glencoe, Minnesota          Owned        100,000       Manufacturing

Lincoln, Nebraska           Owned        120,000       Manufacturing/Distribution/Product
                                                       Development/Sales Office

Newport, TN                 Owned         49,000       Manufacturing

Oklahoma City, OK(a)        Owned        143,000       Manufacturing/Product Development/
                                                       Distribution/Service Center

Rochester, Minnesota        Owned         30,000       Manufacturing/Distribution

Sevierville, TN             Owned         44,000       Manufacturing

Sun Valley, CA(b)           Owned         27,000       Manufacturing/Sales/Marketing/
                                                       Administration/Product Development/
                                                       Distribution/Service Center

Austin, TX                  Leased        95,000       Manufacturing/Distribution

Buchanan, MI(c)             Leased         9,600       Sales/Marketing/Distribution/Service Center

Burbank, California         Leased         2,500       Sales Office

El Monte, CA                Leased        23,000       Manufacturing/Sales/Marketing/
                                                       Administration/Product Development/
                                                       Distribution/Service Center

Mishawaka, IN               Leased        20,000       Manufacturing

                                           Size
       Location          Owned/Leased  (square-feet)     Facility Type
----------------------   ------------  -------------   -------------------------------------
Newport, TN                 Leased       40,000        Distribution

Sun Valley, CA(d)           Leased       20,600        Distribution

International:

Gananoque, Ontario,
   Canada(e)                Owned        16,000        Sales/Marketing/Administration/
                                                       Distribution/Service Center

Straubing, Germany          Owned        95,000        Manufacturing/Sales/ Marketing/
                                                       Administration/Product Development/
                                                       Distribution/Service Center

Guangzhou, China            Leased          280        Sales/Marketing

Hermosillo, Sonora,
 Mexico(f)                  Leased       32,500        Manufacturing

Hohenwarth, Germany         Leased        7,600        Manufacturing

Ipsach, Switzerland         Leased        3,400        Sales/Marketing/Administration/
                                                       Distribution/Service Center

Kidderminster, England      Leased       35,000        Manufacturing/Sales/Marketing/
                                                       Administration/Product Development/
                                                       Distribution/Service Center

Kowloon, Hong Kong          Leased       18,300        Sales/Marketing/Administration/
                                                       Distribution/Service Center

London, England             Leased          200        Sales Office

Nagoya, Japan               Leased          500        Sales/Marketing

Osaka, Japan                Leased        1,200        Sales/Marketing

Paris, France               Leased        3,500        Sales/Marketing/Administration/
                                                       Distribution/Service Center

Singapore                   Leased        2,300        Sales Office, Distribution and Service

Straubing, Germany          Leased       10,700        Warehouse

Sydney, Australia           Leased        8,000        Sales/Marketing/Administration/
                                                       Distribution/Service Center

Tokyo, Japan                Leased       14,800        Sales/Marketing/Administration/
                                                       Distribution/Service Center

Toronto, Ontario, Canada    Leased        4,000        Sales Office, Distribution

------------------

(a) In April 1998, the Company announced the closure of this facility, to be completed in the third quarter of Fiscal 1999, and the movement of its production and other operations to the Company's other facilities.

(b) In April 1998, the Company sold its Gauss audio cassette duplication product line, the principal products manufactured at this site, and announced the closure of the remaining operations conduced at this site, to be completed in the third quarter of Fiscal 1999.

(c) In April 1998, the Company announced the closure of this facility, to be completed in the second quarter of Fiscal 1999, and the movement of its operations to the Company's other facilities.

(d) In December 1997, the Company announced the closure of this facility, to be completed in the first quarter of Fiscal 1999, and the movement of its operations of the Company's other facilities.

(e) In April 1998, the Company announced the closure of this facility, to be completed in the first quarter of Fiscal 1999, and the movement of its operations to the Company's other facilities.

(f) Subject to a five-year lease, scheduled to expire in 2001 if the Company does not exercise its renewal option.

      The Company is committed to achieving International Organization for Standardization ("ISO") certification at all its principal manufacturing facilities. The Sevierville, Tennessee and Kidderminster, England and Hermosillo, Sonora, Mexico facilities have been certified under ISO 9002 and the Rochester, Minnesota and the Straubing, Germany facilities have been certified under ISO 9001. The Company's Newport, Tennessee facility is well into the certification process and expects certification in 1998.

      The city of Bloomington, Minnesota, has declared the Company's current headquarters location to be an urban development zone. However, the city of Bloomington has not notified the Company of any near-term need for the Company to consider moving from its current site. Should the Company be required to move in the future, the Company believes adequate rental facilities would be readily available in the area.

ITEM 3. LEGAL PROCEEDINGS

      From time to time the Company is a party to various legal actions in the normal course of business. Gulton Industries, Inc. ("Gulton"), a predecessor to the holding company that was merged into and with the Company, was sued by a company for infringement of a U.S. patent that Gulton was using to produce products unrelated to the business of the Company for a business line that was transferred out of Gulton prior to the Acquisition. At trial, the plaintiff was awarded $3,023,773 in damages. The matter was appealed and upheld with the issue of calculation of damages remanded to the District Court. Mark IV, which is prosecuting the claim on behalf of Gulton, has agreed to indemnify the Company fully for any losses or liabilities arising from this litigation. The Company believes that it is not currently a party to any litigation which, if adversely determined, would have a material adverse effect on the liquidity or results of operations of the Company.

      For a discussion of certain environmental matters, see "--Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders of either the Company or Holdings during the fourth quarter of Fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

      100% of the Company's common stock is held by Holdings. There is no established public trading market for the Common Stock of Holdings. The Common Stock of Holdings is not listed on any exchange and it is unlikely that an active trading market will develop in the foreseeable future for such securities.

      Holdings has not paid dividends on its Common Stock and the ability of Holdings and the Company to pay dividends of their respective common stock is restricted under the Company's Senior Secured Credit Facility (as defined herein) and the indentures governing the EVI Notes and the Telex Notes. Holdings and the Company plan to use any retained earnings for working capital purposes and to make payments under the agreements governing the Company's long-term indebtedness.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

      The following table sets forth selected historical financial data of the Company for each of the five fiscal years during the period ended February 28, 1998. The statement of operations and balance sheet data set forth below are derived from and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The statement of operations data for the period from March 1, 1996 through February 10, 1997, the period from February 11, 1997 through February 28, 1997, and the fiscal year ended February 28, 1998 and the balance sheet data as of February 28, 1998, are derived from and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein which have been audited by Arthur Andersen LLP, independent public accountants. The statement of operations data set forth below with respect to the fiscal year ended February 29, 1996 are derived from and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein which have been audited by Coopers & Lybrand L.L.P., independent accountants. The selected historical financial data with respect to Fiscal 1994 and Fiscal 1995 are derived from consolidated financial statements of the Company which are not included herein. The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control, and the selected historical financial data below for Fiscal 1998 accordingly includes the results of operations of Old Telex from May 6, 1997. The results of operations and balance sheet data of Old Telex are not reflected in the data for periods prior to May 6, 1997.


                                                        Predecessor Basis of Accounting(a)            New Basis of Accounting(k)
                                                --------------------------------------------------   ---------------------------
                                                                                      Period from    Period from
                                                 Fiscal Year Ended the Last Day of   March 1, 1996,  February 11,  Fiscal Year
                                                             February                    through     1997, through     Ended
                                                -----------------------------------   February 10,   February 28,  February 28,
                                                   1994        1995         1996         1997            1997         1998(b)
                                                ---------    --------     --------    -----------     -----------  -----------
                                                                             (in millions)
Income Statement Data:
Net sales ...................................    $  173.6     $  185.3     $  195.5     $  177.1        $  14.9     $  315.5
Cost of sales ...............................       106.0        115.2        123.9        112.1            9.2        195.8
                                                 --------     --------     --------     --------        -------     --------
Gross profit ................................        67.6         70.1         71.6         65.0            5.7        119.8
Engineering .................................         5.8          6.6          8.5          8.0            0.5         16.8
Selling, general and administrative .........        41.3         43.0         44.4         41.6            2.8         78.3
Restructuring charges .......................        --           --           --           --             --            6.2
Corporate charges ...........................        --           --           --           --             --            2.1
Special charges (c) .........................        --           --           --           --             --            2.2
Amortization of goodwill and other ..........
   intangibles ..............................         0.9          1.0          1.0          0.9            0.1          3.1
                                                 --------     --------     --------     --------        -------     --------
Operating profit (d) ........................        19.6         19.5         17.7         14.5            2.3         11.0
Interest expense ............................        --           --           --           --              0.8         39.5
Recapitalization expense ....................        --           --           --           --             --            6.7
Other (income) expense ......................        --           --            0.4(e)      --             --           (0.1)
                                                 --------     --------     --------     --------        -------     --------
Income (loss) before income taxes ...........        19.6         19.5         18.1         14.5            1.5        (35.2)
Provision (benefit) for income taxes ........         7.3          7.5          7.1          6.2            0.7         (1.4)
                                                 --------     --------     --------     --------        -------     --------
Income (loss) before extraordinary
   items ....................................        12.3         12.0         11.0          8.3            0.8        (33.8)
Extraordinary loss from early retire-
   ment of debt .............................        --           --           --           --             --           20.6
                                                 --------     --------     --------     --------        -------     --------
Net income (loss) ...........................    $   12.3     $   12.0     $   11.0     $    8.3        $   0.8     $  (54.4)
                                                 ========     ========     ========     ========        =======     ========

                                                        Predecessor Basis of Accounting(a)            New Basis of Accounting(k)
                                                --------------------------------------------------   ---------------------------
                                                                                      Period from    Period from
                                                 Fiscal Year Ended the Last Day of   March 1, 1996,  February 11,  Fiscal Year
                                                             February                    through     1997, through     Ended
                                                -----------------------------------   February 10,   February 28,  February 28,
                                                   1994        1995         1996         1997            1997         1998(b)
                                                ---------    --------     --------    -----------     -----------  -----------
                                                                             (in millions)
 Financial Data:
EBITDA (f) ..................................    $   24.0     $   24.3     $   22.8     $   19.6        $   2.7     $   22.4(g)
EBITDA margin (h) ...........................        13.8%        13.1%        11.7%        11.1%          17.9%         7.1%
Capital expenditures ........................    $    2.6     $    4.6     $    3.7     $    3.3        $   0.1     $    9.3
Cash interest expense (i) ...................        --           --           --           --             --       $   38.4
Ratio of EBITDA to cash interest expense.....        --           --           --           --             --            0.6
Ratio of EBITDA minus capital
   expenditures to cash interest
   expense ..................................        --           --           --           --             --            0.3
Ratio of earnings to fixed charges (j) ......        --           --           --           --             --            0.2

                                                                                                                  As of February 28,
                                                                                                                        1998
                                                                                                                  ------------------
Balance Sheet Data:
Working Capital...............................................................................................      $   71.2
Total assets..................................................................................................         303.4
Total debt....................................................................................................         352.3
Shareholder's deficit.........................................................................................        (123.0)

                   Notes to Selected Historical Financial Data

(a) Certain previously reported amounts have been reclassified to conform to Fiscal 1998 presentation. These reclassifications had no impact on the previously reported operating profit, net income, EBITDA or shareholder's equity. Variable selling costs, such as freight and commissions paid to sales representatives, previously included in cost of sales, are now included in selling, general and administrative expenses. Additionally, depreciation expense, previously combined with and reported as a separate line item on the Statement of Operations as "depreciation and amortization", is now allocated to cost of sales, engineering expense, and selling, general and administrative expense.

(b) The financial data for Fiscal 1998 consists of the full year results of operations for Old EVI and the results of operations of Old Telex for the period from May 6, 1997 (the date on which both entities came under common control) through February 28, 1998.

(c)   Special charges consist of a non-cash impairment loss.

(d)   Represents income from operations.

(e)   Represents a one-time gain on the sale of land in Germany.

(f) EBITDA represents earnings before interest expense, other income, income taxes, depreciation and amortization. EBITDA is included because management understands that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest, repay debt and make capital expenditures. Excluded from EBITDA are interest, other income, income taxes, depreciation and amortization, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles.

(g) Included in the Fiscal 1998 EBITDA, as presented, are non-cash compensation charges for stock options associated with the Recapitalization, non-recurring charges for management cash bonus, restructuring charges and the non-cash impairment loss described in note
      (c) above. Not included in the Fiscal 1998 results, as presented, is the pro forma impact of the Merger of Old Telex and Old EVI.

(h)   Represents EBITDA as a percentage of net sales.

(i) Represents the interest expense exclusive of bank agency fees and amortization of deferred financing costs.

(j) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and fixed charges. Fixed charges consist of interest expense on all indebtedness, amortization of deferred financing costs and one third of rental expense on operating leases (the portion deemed representative of the interest factor).

(k) The income statement and financial data for the periods after February 10, 1997 was prepared under the new basis of accounting, which includes adjustments giving effect to the Acquisition under the purchase method of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis may contain forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives and expectations and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements involve known and unknown risks and uncertainties and the Company's actual results may differ materially from those forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information contained in this document. Readers are cautioned that such forward-looking statements should be read in connection with the Company's disclosures under the heading "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" on page 2 of this Report on Form 10-K.

      The following discussion and analysis of the financial condition and results of operations covers periods both before and after completion of the Transactions (as defined herein). As a result of the Transactions, the Company has entered into new financing arrangements and has a different capital structure than its predecessors, Old EVI and Old Telex. The results of operations for the periods after February 10, 1997 were prepared under the new basis of accounting, which includes adjustments giving effect to the Acquisition under the purchase method of accounting. Accordingly, the results of operations for Fiscal 1998, which are affected by such changes, are not comparable to the results of operations for prior fiscal years which do not fully reflect the impact of the Transactions. The results of operations for the fiscal year ended February 28, 1997 are based on Old EVI's statement of income for the period ended February 10, 1997, under the predecessor basis of accounting, and Old EVI's statement of income for the eighteen-day period ended February 28, 1997, under the new basis of accounting. The impact of the new basis of accounting in the period ended February 28, 1997 on the results of operations for the fiscal year ended February 28, 1997 was not significant. Pursuant to the Recapitalization of Old Telex on May 6, 1997, the historical basis of all assets and liabilities was retained for financial reporting purposes, and the repurchases of existing Holdings Common Stock and issuance of new Holdings Common Stock have been accounted for as equity transactions. The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control, and the financial statements of the Company for Fiscal 1998 accordingly include the results of Old Telex from May 6, 1997. The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere herein.

The Transactions

      The Acquisition. On February 10, 1997 (the "Acquisition Closing Date"), pursuant to a purchase agreement dated December 12, 1996 (,as amended, the "Purchase Agreement") an acquisition subsidiary wholly owned by GSCP and certain affiliated investors acquired from Mark IV and one of its subsidiaries all of the issued and outstanding capital stock of Gulton, the former parent of Old EVI, and each of its subsidiaries for an initial cash purchase price of $151.5 million, plus $4.9 million in estimated adjustments paid on the closing date, which aggregate amount is subject to further post-closing adjustments as described below. The acquisition subsidiary subsequently merged with and into the parent of Old EVI, and the parent then merged with and into Old EVI, with Old EVI ultimately surviving (the "Acquisition"). Prior to the Acquisition Closing Date, (i) EVI Audio LLC, a subsidiary wholly owned by GSCP and certain affiliated investors, purchased all the issued and outstanding shares of common stock and Pay-in-Kind Preferred Stock of EV Holdings for an aggregate amount of $57.6 million and (ii) EV Holdings, a Delaware corporation organized by GSCP to hold all the issued and outstanding stock of the EVI, contributed $57.6 million to the Old EVI.

      Financing for the Acquisition, and the related fees and expenses, consisted of (i) $57.6 million of equity capital provided by GSCP and certain affiliated investors, (ii) a $60.0 million senior credit facility (consisting of a term loan and a revolving credit facility), and (iii) a $75.0 million senior subordinated credit facility issued as interim financing by Chase Securities Inc. and Smith Barney Inc., the initial purchasers of the EVI Existing Notes (as defined herein), and certain other lenders. Of these amounts, $156.4 million was used for the purchase price for the Acquisition and $10.4 million was used for financing and transaction fees and expenses. Under the Purchase Agreement, the purchase price was subject to adjustment on the basis of (i) the audited working capital and audited cash flow of Old EVI as at and for the 10-month period ended December 31, 1996 and (ii) the net intercompany transfers of cash between Mark IV and its affiliates (other than Old EVI and its subsidiaries), on the one hand, and Old EVI and its subsidiaries, on the other hand, during the period between December 31, 1996 and the Acquisition Closing Date. Based on these provisions Mark IV has requested a purchase price increase of $405,000, which amount the Company is currently disputing pursuant to the applicable provisions of the Purchase Agreement.

      On March 24, 1997, Old EVI issued 11% Senior Subordinated Notes due 2007 in an aggregate principal amount of $100.0 million (the "EVI Existing Notes"), all of which were subsequently exchanged in September, 1997 for a like principal amount of new 11% Senior Subordinated Notes due 2007, Series A (together with the EVI Existing Notes, the "EVI Notes"), in an offering registered under the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from the EVI Notes were used to repay the $75.0 million of indebtedness under the interim financing in its entirety and a portion of EVI's term loan. The foregoing transactions, including the issuance of the EVI Notes, are referred to herein as the "Acquisition Transactions." The Acquisition was accounted for using the purchase method of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on February 10, 1997 (i.e., the Acquisition Closing Date).

      In connection with the Acquisition, Mark IV and Old EVI entered into a transition services agreement pursuant to which Mark IV agreed to provide certain services, including accounting, tax planning, foreign currency hedging, cash management and administering certain pension plan assets pending their transfer to Old EVI, for a period not to exceed twelve months following the Acquisition Closing Date. In Fiscal 1998, the Company paid an aggregate of approximately $41,000 in fees for services provided pursuant to such transition services agreement, which services terminated on January 31, 1998. In addition, Mark IV and Old EVI entered into a sublease agreement with respect to certain premises located in Austin, Texas and a non-exclusive, royalty-free license to use certain names which incorporate the "Mark IV" name, including related tooling and sales and marketing materials, and to sell products incorporating such names for periods ranging from 18 to 36 months after the Acquisition Closing Date.

      The Recapitalization. On May 6, 1997 (the "Recapitalization Closing Date"), Old Telex completed a recapitalization (the "Recapitalization") pursuant to an Agreement (the "Recapitalization Agreement") among Old Telex, Greenwich II, LLC ("G-II"), a Delaware limited liability company formed by GSCP and certain other investors, and GST Acquisition Corp. ("GST"), a Delaware corporation and a wholly owned subsidiary of G-II. In connection with the Recapitalization, all of the shares of common stock of Holdings ("Holdings Common Stock") and all options and warrants to acquire Holdings Common Stock (other than certain shares of Holdings Common Stock and certain options to acquire Holdings Common Stock owned by certain members of management of Old Telex) were converted into the right to receive an aggregate amount of cash (the "Recapitalization Consideration") equal to approximately $253.9 million. In addition, in connection with the Recapitalization Agreement, certain shares of Holdings Common Stock held by management of Old Telex (such shares, the "Rollover Shares") and certain options to acquire additional shares of Holdings Common Stock (the "Rollover Options"), with an aggregate value of approximately $21.2 million (which represented approximately 14% of the equity of Holdings on a non-diluted basis and approximately 20% on a fully diluted basis) were retained by such managers. In connection with the Recapitalization, Old Telex completed (i) a tender offer (the "Tender Offer") to repurchase all of Old Telex's then outstanding 12% Senior Notes due 2004, in aggregate principal amount of $100.0 million, for $118.3 million (including premium and consent fees along with accrued interest), and (ii) a solicitation of consents with respect to certain amendments to the indenture pursuant to which such notes were issued. The Recapitalization, the financing thereof (including the issuance by Old Telex of 10 1/2% Senior Subordinated Notes due 2007 (the "Existing Telex Notes") to Chase Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc.), the Tender Offer and the payment of the related fees and expenses are herein referred to as the "Recapitalization Transaction." See "The Recapitalization" and "Interests of Certain Persons."

      The Recapitalization was financed by (i) $108.4 million of new equity provided by GSCP and certain other co-investors, (ii) the Rollover Shares and Rollover Options valued at $21.2 million, (iii) a $140.0 million senior secured credit facility (the "Senior Secured Credit Facility") with The Chase Manhattan Bank, Morgan Stanley Senior Funding, Inc. and certain other lenders, consisting of (a) a $115.0 million term loan facility (the "Term Loan Facility"), and (b) a $25.0 million revolving credit facility (the "Revolving Credit Facility"), (iv) $125.0 million of Existing Telex Notes and (v) $36.5 million of available cash of Old Telex. Of the $108.4 million of new equity contributed by GSCP and certain other co-investors, $25.2 million consisted of proceeds from the issuance by GST (a predecessor of Holdings) of Deferred Pay Subordinated Debentures due 2009 (the "GST Subordinated Debentures").

      Pursuant to the Recapitalization of Old Telex on May 6, 1997, the historical basis of all assets and liabilities was retained for financial reporting purposes, and the repurchases of existing Holdings Common Stock and issuance of new Holdings Common Stock have been accounted for as equity transactions.

      In October 1997, Old Telex completed an exchange offer of $125 million aggregate principal amount of new 10 1/2% Senior Subordinated Notes Due 2007, Series A (the "New Telex Notes"), which were registered under the Securities Act, for a like principal amount of the Existing Telex Notes (together with the New Telex Notes, the "Telex Notes"). All of the Existing Telex Notes were tendered and accepted for exchange.

      The Mergers. On February 2, 1998, Old EVI merged with Old Telex, a wholly owned subsidiary of Holdings and an affiliate of GSCP, with Old EVI surviving. In the Merger, Old EVI changed its corporate name to "Telex Communications, Inc." The Merger was effected pursuant to an agreement and plan of merger, dated January 29, 1998 under which Greenwich I LLC ("G-I"), a subsidiary wholly owned by GSCP and certain affiliated investors, exchanged all of the issued and outstanding common and preferred stock of EVI Holdings, the former parent of Old EVI, for 1,397,400 shares of Holdings' Common Stock, and 13,000 shares of Holdings' Series A Pay-in-Kind Preferred Stock, respectively, and EVI Holdings was merged with and into Holdings, with Holdings continuing as the surviving corporation. The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control, and the financial statements of the Company for Fiscal 1998 accordingly include the results of Old Telex from May 6, 1997. Immediately prior to the Mergers, approximately $12.7 million of indebtedness outstanding under Old EVI's senior credit facility was paid in full and Old EVI's senior credit facility was terminated. Such indebtedness, together with $0.4 million of certain fees and expenses associated with the Mergers, was repaid by utilizing free cash at closing from Old EVI of $3.8 million and by borrowings under Old Telex's Revolving Credit Facility of approximately $9.3 million. The EVI Notes remain outstanding following the Mergers.

      The Acquisition Transactions, the Recapitalization Transaction, and the Mergers are referred to herein collectively as the "Transactions."

Overview

      The Company, formed as a result of the February 2, 1998 merger of Old Telex and Old EVI (see "The Mergers"), is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and does not participate in the competitive retail consumer electronics market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, tape duplication products, talking book players, LCD projectors, wireless LAN and PCS antennas, hearing aids and wireless assistive listening devices.

      Subsequent to the Mergers, the Company has reorganized its business into two business segments: Professional Sound and Entertainment and Multimedia/Communications. Prior to the Mergers, essentially all of the Company's business consisted of Old EVI's three principal lines of business within the overall professional audio market: Fixed Installation, Professional Music Retail and Concert/Recording/Broadcast. These businesses now comprise a part of the Company's Professional Sound and Entertainment business segment. In addition, as a result of the Mergers, the Multimedia/Communications business segment (consisting mostly of businesses of Old Telex) accounts for a greater proportion of the Company's business.

      The Mergers contributed $137.4 million to Fiscal 1998 reported sales, approximately one-third of which is attributable to the Professional Sound and Entertainment business segment and approximately two-thirds of which is attributable to the Multimedia/Communications business segment. As a result of the Mergers, the Professional Sound and Entertainment business segment accounted for approximately 68% of the Company's Fiscal 1998 reported sales, down from approximately 93% in Fiscal 1997. The corresponding proportions for Multimedia/Communications business segment were 32% and 7%.

      Over 40% of the Company's sales are made internationally, in over 80 countries. The Company conducts its foreign sales through its foreign subsidiaries in Germany, Japan, Hong Kong, the United Kingdom, Canada, Australia, Switzerland, Singapore and France, and exports products from its manufacturing locations in the U.S., Germany, the United Kingdom and Mexico for sales through its independent distributors and dealers in other countries.

      Overall, the Company's business is not subject to significant seasonal fluctuations. Management does not believe that inflation has had a material impact on its financial position or results of operations during the periods covered by the Consolidated Financial Statements included herein. The Company has generally been able to effect price increases equal to, or moderately exceeding, the inflationary increase in costs.

      The Company maintains assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, the Company conducts business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Singapore, Hong Kong, Canada, Australia, Switzerland and France. Exposure to U.S. dollar/German mark and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by the Company's ability to source its production needs with existing manufacturing capacity in Germany and Great Britain, and the exposure to U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, the Company has a direct and continuing exposure to both positive and negative foreign currency movements.

      The Company reports the foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included as part of the shareholders' equity. The Company's predecessor financial statements (i.e., Old EVI's financial statements) excluded realized foreign currency transaction gains and losses since these were viewed as an integral part of Mark IV's consolidated risk management.

Results of Operations

Year Ended February 28, 1998 Compared to Year Ended February 28, 1997

      Net Sales. The Company's net sales increased $123.5 million, or 64.3%, from $192.0 million in Fiscal 1997 to $315.5 million in Fiscal 1998. Of this amount, Old Telex contributed $137.5 million. Excluding the impact of Old Telex, net sales decreased $14.0 million, or 7.3%, from $192.0 million in Fiscal 1997 to $178.1 million in Fiscal 1998, primarily as a result of a decrease in the Company's net sales to customers outside of the U.S. Excluding the impact of Old Telex, net sales to customers in the U.S. increased $5.8, or 7.3%, from $79.6 million in Fiscal 1997 to $85.4 million in Fiscal 1998. Excluding the impact of Old Telex, net sales to customers outside of the United States decreased $19.8 million, or 17.6%, from $112.5 million in Fiscal 1997 to $92.7 million in Fiscal 1998. The decrease in net sales to customers outside of the U.S. was due in part to the stronger U.S. dollar, principally against the German mark and Japanese yen, which reduced the foreign currency denominated translated sales, and to the weak economies in Japan and in certain other Asian countries. Excluding the impact of Old Telex, the stronger U.S. dollar reduced foreign currency denominated translated sales by approximately $7.8 million in Fiscal 1998.

      As a result of the Merger, a greater proportion of the Company's sales mix is now from the Multimedia/Communications business segment. The Professional Sound and Entertainment business segment accounted for approximately 68% of the Fiscal 1998 reported net sales, down from approximately 93% in Fiscal 1997. The Multimedia/Communications business segment sales accounted for approximately 32% of the Fiscal 1998 reported net sales, up from approximately 7% in Fiscal 1997.

      Net sales in the Company's Professional Sound and Entertainment segment increased $36.6 million, or 20.6%, from $177.9 million in Fiscal 1997 to $214.5 million in Fiscal 1998. Excluding the impact of Old Telex, this segment's net sales decreased $13.2 million, or 7.3%, from net sales of $177.9 million in Fiscal 1997 to $164.7 million in Fiscal 1998 . This decrease is attributed primarily to the decrease, as described above, in net sales to customers outside of the U.S.

      Net sales in the Company's Multimedia/Communications segment increased $86.9 million, or 614.6%, from $14.1 million in Fiscal 1997 to $101.0 million in Fiscal 1998. Excluding the impact of Old Telex, this segment's net sales decreased $0.7 million, or 5.2%, from $14.1 million in Fiscal 1997 to $13.4 million in Fiscal 1998.

      Gross Profit. The Company's gross profit increased $48.9 million, or 69.0%, from $70.9 million in Fiscal 1997 to $119.8 million in Fiscal 1998. As a percentage of sales, the gross margin rate improved from 36.9% in Fiscal 1997 to 38.0% in Fiscal 1998. Excluding the impact of Old Telex, the Company's gross profit decreased $9.1 million, or 12.9%, and its gross margin rate declined from 36.9% in Fiscal 1997 to 34.7% in Fiscal 1998. The decline in the gross margin rate is attributed mainly to the unfavorable movement in exchange rates, the Company's aggressive pricing strategy employed to maintain its foreign market positions, and a delay in the introduction of certain new products. The unfavorable movement in exchange rates primarily affected the gross margin rates on sales made in Japan and Germany due to the higher costs of goods that were produced in the U.S. and the U.K.

      Engineering. The Company's engineering expenses increased $8.3 million, or 97.7%, from $8.5 million, or 4.4% of net sales in Fiscal 1997 to $16.8 million, or 5.3% of net sales, in Fiscal 1998. Excluding the impact of Old Telex, engineering expenses increased $1.1 million, or 12.5%, from $8.5 million in Fiscal 1997 to $9.6 million in Fiscal 1998. The increase in spending rate is attributable primarily to the increase in outside development costs incurred to accelerate new product development.

      Selling, General and Administrative. Selling, general and administrative expenses increased $33.8 million, or 76.0%, from $44.5 million, or 23.2% of net sales, in Fiscal 1997 to $78.3 million, or 24.8% of net sales, in Fiscal 1998. Included in the Fiscal 1998 selling, general and administrative expenses, as described below, are $36.8 million attributed to Old Telex. Excluding the impact of Old Telex, selling, general and administrative expenses decreased $3.0 million, or 6.8%, from $44.5 million in Fiscal 1997 to $41.5 million in Fiscal 1998. The decrease was primarily due to spending restraints in Fiscal 1998.

      Fiscal 1998 selling, general and administrative expenses attributed to Old Telex were $36.8 million. Included in these expenses were $12.5 million of costs related to the Recapitalization consisting of charges for changes in the Rollover Options, new options grants and special management bonus compensation. Compensation expense of $7.4 million related to the extension of terms on the Rollover Options was recognized in Fiscal 1998. In addition, as part of the Recapitalization Transactions, the Company granted options to purchase shares of Holdings' Common Stock at a discount from fair value to certain management employees. The total discount of $9.2 million will be recognized as compensation expense over the vesting or performance period of the options, generally three to five years. In Fiscal 1998, the Company recognized $3.0 million of compensation expense related to these option grants.

      Restructuring Charges. In the fourth quarter of Fiscal 1998 the Company recorded a pre-tax restructuring charge of $6.2 million attributable to the Merger-related consolidation of certain product lines, and the consolidation of certain of its worldwide manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize the available manufacturing and operating capacity and to enhance competitiveness. The consolidation will include the closure of some facilities and will also include the transfer of a portion of the work from certain facilities to the Company's remaining locations. The Company expects to complete substantially all of the restructuring of the operations by early Fiscal 2000, and expects to complete the sale and disposal of the owned facilities and equipment related to those operations by late Fiscal 2000.

      Included in the restructuring charges are $2.5 million associated with severance pay for terminated employees, most of whom work in the facilities to be closed or from which work is to be transferred to other locations, $2.8 million associated with write-down to fair market value of certain assets (primarily inventories related to the products to be discontinued, and land, building and equipment to be sold, made obsolete or redundant), and $0.9 million associated with other costs.

      Corporate Charges. Corporate charges of $2.1 million in Fiscal 1998 represent fees for consulting and management services provided by GCSP under a management and services agreement.

      Special Charges. In Fiscal 1998 the Company recognized an impairment loss of $2.2 million, charged to operating income, in accordance to the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for Impairment of Long-Lived Assets and Assets to be Disposed Of." SFAS 121 requires impairment losses to be recorded on long-lived assets used in the operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the assets, as determined by discounting the future cash flows at a market rate of interest, to its carrying value.

      Other (income) expense. The Company recorded a $1.0 million charge attributed to foreign exchange loss, which was essentially offset by license fee income. The foreign exchange loss was primarily due to the unfavorable exchange rate movement in the German mark and Japanese yen against the U.S. dollar.

      Recapitalization expense. The Company recorded a $6.7 million recapitalization expense in Fiscal 1998, attributed to Old Telex. The charge consists of fees for investment advisory, legal, audit and other professional services attributed to the Recapitalization Transactions.

      Interest (income) expense. Interest expense increased from $0.8 million in Fiscal 1997 to $39.5 million in Fiscal 1998. The increase is attributed to $8.7 million of bank fees paid in connection with a bridge loan commitment related to the Acquisition, $4.7 million related to write-off of deferred financing costs, $1.7 million of bank and other fees in connection with the Mergers, and an increase in average outstanding indebtedness resulting from the Transactions.

      Income Taxes. The Company's income tax benefit, excluding the $16.5 million income tax provision related to the net deferred tax asset valuation allowance, was 32.1% of the pretax loss including the extraordinary item for Fiscal 1998. The tax rate for Fiscal 1997 was 42.7%. The lower effective tax rate for Fiscal 1998 is principally due to the nondeductibility of certain costs related to the Recapitalization Transaction and the Mergers, and goodwill amortization costs.

      The Company has established a net deferred tax valuation allowance of $16.5 million, charged to income tax provision for Fiscal 1998, due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

      Extraordinary Loss. In connection with the Transactions, the Company recorded a pretax extraordinary loss of $20.6 million on the early retirement of debt, consisting of bond premium, consent and tender fees, along with the write-off of deferred financing costs associated with the repurchase and early retirement in Old Telex's $100.0 million 12% Senior Notes due 2004 and the termination of Old EVI's senior credit agreement.

Year Ended February 28, 1997 Compared to Year Ended February 29, 1996

      Net Sales. Net sales decreased $3.5 million, or 1.8%, from $195.5 million in Fiscal 1996 to $192.0 million in Fiscal 1997. During the comparable periods, net sales to customers in the United States remained flat at $88.2 million, and net sales of $103.9 million in Fiscal 1997 to customers outside the United States decreased $3.4 million, or 3.2%, from $107.3 million in Fiscal 1996. Principal factors accounting for the overall decrease in sales included the relative strengthening of the U.S. dollar against certain European currencies, the termination by the Company of several unauthorized exporters in the U.S., the Company's decision to cease production of certain low-margin items under its University Sound brand and the effect of business dislocations due to a fire at the Company's Swiss facility. These factors were offset in part by increased sales in the Pacific region, Argentina and Brazil and an out-of-cycle price increase introduced at the end of fiscal 1996.

      Gross Profit. Gross profit decreased $0.7 million, or 1.0%, from $71.6 million in Fiscal 1996 to $70.9 million in Fiscal 1997. As a percentage of net sales, the gross margin rate increased from 36.6% in Fiscal 1996 to 36.9% in Fiscal 1997. Principal factors for this gross margin rate improvement included sales of high-margin loudspeaker systems and products into foreign markets, a reduction of sales of certain low-margin University Sound products, manufacturing cost reductions during the second and third quarters of fiscal 1997 and the continuing effects of the out-of-cycle price increase. This was offset in part by product mix shifts and unfavorable currency exchange rates.

      Engineering. Engineering expenses of $8.5 million in Fiscal 1997 were flat with Fiscal 1996. As a percentage of net sales, engineering expenses increased to 4.4% in Fiscal 1997 from 4.3% in Fiscal 1996. The Company continues to emphasize the development of digital technologies, systems and products.

      Selling, General and Administrative. Selling, general and administrative expenses of $44.5 million in Fiscal 1997 were about flat with $44.3 million in Fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased to 23.2% in Fiscal 1997 from 22.7% in Fiscal 1996. The expense rate increased because the Company has not yet realized the full benefit of its continuing effort to lower expenses and to streamline support functions, including the consolidation of certain selling, general and administrative functions from Oklahoma City, Oklahoma into Buchanan, Michigan and from Ipsach, Switzerland into Straubing, Germany.

      Income Taxes. The Company's provision for income taxes as a percentage of income before provision for taxes was 42.7% for Fiscal 1997 compared to 39.2% for Fiscal 1996. The higher rate principally relates to the amortization of nondeductible goodwill recorded as a result of the Acquisition and certain other nondeductible expenses.

Liquidity and Capital Resources

      At February 28, 1998 the Company had cash and cash equivalents of $5.2 million compared to $7.0 million at February 28, 1997. The Company's principal source of funds has consisted of cash generated from operating activities. Net cash provided by operations in Fiscal 1998 was $8.8 million. Excluding the impact of Old Telex, the Company's operations used $1.5 million of cash in Fiscal 1998 compared with $4.9 million of cash provided by operations in Fiscal 1997. This increase in cash used by operations, exclusive of Old Telex, is attributable primarily to lower operating profit, an increase in interest expense and other expenses related to the Transactions, and an increase in inventory, partially offset by a decrease in receivables.

      The Company's investing activities consist mainly of capital expenditures to maintain facilities, to acquire machines or tooling, to update certain manufacturing processes and to improve efficiency. Capital expenditures totaled $8.9 million in Fiscal 1998 compared with $3.4 million in Fiscal 1997. Excluding the impact of Old Telex, Fiscal 1998 capital expenditures were $4.8 million. This increase in capital expenditures from Fiscal 1997 is attributed primarily to investments in equipment to improve operating efficiencies. The Company estimates its annual maintenance levels of capital expenditures to be approximately $6.3 million. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

      The Company's consolidated indebtedness increased $242.3 million from $110.0 million at February 28, 1997 to $352.3 million at February 28, 1998. The increase in indebtedness was due primarily to the indebtedness of Old Telex, which was assumed by the Company in the Merger.

      The Company's liquidity needs arise primarily from debt service on indebtedness incurred in connection with the Transactions, working capital needs and capital expenditure requirements. The Company incurred substantial indebtedness in connection with the Acquisition Transactions and the Recapitalization Transaction and its related debt service obligations represent significant liquidity requirements for the Company.

      The Company relies mainly on internally generated funds, and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs. Prior to the consummation of the Acquisition Transactions, Old EVI operated as a division of Mark IV and substantially all of its cash needs were historically funded through interest-free cash requisitions from Mark IV.

      The Company's current credit facilities include the Senior Secured Credit Facility consisting of the Term Loan Facility of $115.0 million and the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $4.7 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

      As of February 28, 1998, $10.1 million of the Company's $115.0 million Term Loan Facility is payable in the next 12 months. Of such amount, $1.9 million was paid on March 2, 1998. In addition, the Company had $10.5 million outstanding under the Revolving Credit Facility, and $0.4 million outstanding under the foreign working capital lines. Net availability at February 28, 1998 under the Revolving Credit

Facility, computed by deducting approximately $7.6 million of open letters of credit and applying applicable borrowing base limitations, totaled $10.6 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in Fiscal 1998 was 8.5%.

      In addition, pursuant to the Term Loan Facility, the Company is required to make permanent principal payments under (i) the $50.0 million Tranche A Term Loan Facility, $8.0 million, $8.0 million, $9.0 million, $13.0 million and $8.5 million of which is payable in each of Fiscal 1999, 2000, 2001, 2002 and 2003 (which has a final maturity date of November 6, 2002), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility, $0.5 million, $0.5 million, $0.5 million, $0.5 million, $12.8 million, $31.3 million and $18.8 million of which is payable in each of Fiscal 1999, 2000, 2001, 2002, 2003, 2004 and 2005 (which has a final maturity date of November 6, 2004), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company is required to make mandatory prepayments with (i) non-ordinary asset sale proceeds, (ii) any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year commencing on April 1, 1997, and each fiscal year thereafter.

      The Company expects to generate cash flow from expected cost-savings attributable to expected Merger-related restructurings and from the receipt of $7.2 million net operating loss tax benefit for which tax returns were filed in late April 1998. In addition, the Company has arranged a $4.0 million intercompany line of credit with Holdings, and is seeking to replace the working capital lines of Old EVI's former subsidiaries with a foreign working capital facility to be secured by the Company's foreign assets. Under the Senior Secured Credit Facility and the indentures governing the EVI Notes and the Telex Notes, the Company's foreign subsidiaries are permitted to obtain working capital lines, subject to certain restrictions. As of February 28, 1998 the Company had the ability to borrow approximately $19.0 million against foreign working capital, subject to certain restrictions, of which approximately $4.7 million was being utilized.

      The Company believes that these additional sources of funds, together with the Company's Revolving Credit Facility and cash from operations will be adequate to meet its debt service and principal payment requirements, capital expenditure needs, working capital requirements, and the funding needed for the restructuring and other related expenditures attributed to the Mergers. However, no assurance can be given in this regard, because, among other reasons, the foreign working capital facility may not be obtained, and working capital requirements and other circumstances may change. The Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Management of Foreign Currency Risk

      The Company enters into forward exchange contracts to hedge inventory purchases denominated in Japanese yen on a continuing basis for periods consistent with its inventory purchase commitments. It does not engage in currency speculation. The Company's foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the inventory purchase commitments. These foreign exchange contracts typically have maturity dates which do not exceed one year and require the Company to exchange U.S. dollars for Japanese yen at maturity, at rates agreed to at the inception of the contracts. As of February 28, 1998, the Company had no foreign currency forward exchange contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Reports of Independent Public Accountants, Report of Independent Accountants, Consolidated Financial Statements and Supplementary Data required by Item 8 are set forth immediately following the signature page of this report and are hereby incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with the Company's independent public accountants on accounting or financial disclosure.

                                   PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

      The following table sets forth the name, age and position, as of March 31, 1998, of each of the executive officers and directors of the Company.

            Name                  Age                   Position
--------------------------------------------------------------------------------
John L. Hale*................     57     Chairman of the Board of Directors (the
                                         "Board"), President and Chief Executive
                                         Officer

John T. Hislop*..............     57     Vice President, Chief Financial
                                         Officer, Treasurer and Assistant
                                         Secretary

John A. Palleschi*...........     47     Vice President, Corporate Development,
                                         General Counsel and Secretary

Joseph P. Winebarger.........     49     Vice President, Engineering, Customer
                                         Services and Information Systems

Dan M. Dantzler..............     49     Vice President and President,
                                         Professional Sound and Entertainment
                                         Group

Glen E. Cavanaugh............     54     Vice President and President,
                                         Multimedia/Communications Group

Paul A. McGuire..............     56     Vice President, Sales & Marketing,
                                         Professional Sound and Entertainment
                                         Group

Roger H. Gaines..............     56     Vice President, Manufacturing

F. Davis Merrey, Jr..........     57     Vice President, UK operations

Jeffrey J. Rosen.............     48     Director

Edgar S. Woolard, Jr.........     64     Director

Evan M. Marks................     40     Director

Christopher P. Forester......     47     Director

Alfred C. Eckert III.........     50     Director

Keith W. Abell...............     41     Director

            Name                  Age                   Position
--------------------------------------------------------------------------------
Christine K. Vanden Beukel*..     27     Director, Assistant Secretary and
                                         Assistant Treasurer

------------------
* Executive holds same position with Holdings

      Mr. Hale is Chairman of the Board, President and Chief Executive Officer of the Company, having served Old Telex in such capacity since October 1991. Prior to October 1991, he served as President, Chief Executive Officer and a director of Fibronics International Inc., a provider of fiber optic and other communication products and services. From June 1985 to November 1986, Mr. Hale was President and Chief Executive Officer of Intelogic Trace, Inc., a computer and communications service company. From September 1980 to March 1985, Mr. Hale served as President and Chief Executive Officer of Inforex, Inc., a worldwide supplier of computer systems and local area networks. From February 1978 to September 1980, and from September 1982 to June 1985, Mr. Hale was, respectively, a Vice President and Executive Vice President at Datapoint Corporation, the parent of Inforex, Inc., a manufacturer of computers and telecommunications equipment.

      Mr. Hislop is Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of the Company, having served Old Telex in such capacity since May 1993. Prior to joining Old Telex, Mr. Hislop was with Fibronics International Inc., where he served as Joint Chief Executive Officer from 1992 to 1993 and as Corporate Vice President and Chief Financial Officer from 1989 through 1991. From 1987 to 1989, Mr. Hislop served as a partner of Management Resources Inc., a management consulting group. From 1985 to 1987, Mr. Hislop was Vice President, Chief Financial Officer and Treasurer of Intelogic Trace, Inc. From 1973 to 1985, he served as a Vice President and Controller of Datapoint Corporation.

      Mr. Palleschi is Vice President, Corporate Development, General Counsel and Secretary of the Company, having served Old Telex in such capacity since January 1995. Prior to January 1995, Mr. Palleschi was Vice President, Administration, General Counsel and Secretary of Old Telex and served in such capacity since June 1989. Prior to joining Old Telex, Mr. Palleschi was Director of Corporate Development for Memorex from March 1988 to June 1989. From June 1984 to March 1988, Mr. Palleschi was International Counsel, Telex Computer Products, Inc., a subsidiary of Telex Corp. From 1981 to 1984, Mr. Palleschi also served as an attorney with Digital Equipment Corporation and Raytheon Corporation.

      Mr. Winebarger has been Vice President responsible for Old Telex's Information Systems since January 1995 and for Old Telex's Engineering Services, Quality Assurance and Sales Administration operations since April 1993 and continues in such capacity with Telex. Prior to April 1993, Mr. Winebarger was Vice President, Engineering of Telex and served in such capacity with Old Telex since September 1987. From January to September 1987, he was corporate Director of Advanced Development, Telex Computer Products, Inc. Prior to 1987, Mr. Winebarger was Acting Vice President, Engineering, then Vice President, Engineering for Telex Data Systems, a division of Telex Computer Products, Inc.

      Mr. Dantzler has served as Vice President and President of Telex's Professional Sound and Entertainment Group since February 1998. From September 1997 to February 1998, Mr. Dantzler served as Acting President and Chief Executive Officer of Old EVI and from May 1994 to September 1997 served as Vice President and President of Old Telex's RF/Communications Group. Prior to May 1994, Mr. Dantzler was Vice President and General Manager of Old Telex's Professional Sound and Entertainment Group. From February 1992 to April 1993, he served as Staff Vice President. Prior to February 1992, Mr. Dantzler was Vice President, Sales for Old Telex. From 1983 to 1989, Mr. Dantzler served as General Manager of the Hy-Gain Division of Old Telex where he was responsible for the design and production of antennas and wireless microphones. From 1967 to 1982, Mr. Dantzler held various engineering positions with Old Telex and Hy-Gain.

      Mr. Cavanaugh has been Vice President and President of Telex's Multimedia/Communications Group since February 1998. Mr. Cavanaugh joined Telex in April 1993 as Vice President and President of Old Telex's Multimedia/Communications Group and was appointed president of the Group in May 1994. Prior to joining Old Telex, Mr. Cavanaugh was Senior Vice President, Sales and Marketing of Applied Voice Technology, Inc., which he joined in 1990. From 1988 to 1990, he was a principal at Columbia Management Consulting. Mr. Cavanaugh also served as Senior Vice President, Marketing for Applied Communications, Inc. from 1987 to 1988, and, from 1983 to 1987, as Vice President, Marketing at ISC Systems Corporation. From 1981 to 1983, he served as Vice President and General Manager of Evans and Sutherland Computer Corporation. From 1976 to 1981, Mr. Cavanaugh was Vice President, Marketing for Datapoint Corporation.

      Mr. McGuire has been Vice President, Sales and Marketing of Telex's Professional Sound and Entertainment Group since February 1998. From May 1997 to February 1998, Mr. McGuire served as Acting Co-Chief Executive Officer of Old EVI prior to which he was Vice President of Old EVI with responsibility for sales and marketing. He joined Electro-Voice, Incorporated, a predecessor of EVI, in 1972. He held positions in sales and marketing at Electro-Voice, Incorporated and in 1990 was appointed President. In 1994, he was appointed President of Mark IV Audio, Inc., with responsibility for the Americas. In 1995, Mr. McGuire assumed the additional responsibility for Europe.

      Mr. Gaines is Vice President, Manufacturing of the Company, having served in such capacity since 1991. From May 1997 to February 1998, Mr. Gaines also served as Acting Co-Chief Executive Officer of EVI. He joined Electro-Voice, Incorporated, a predecessor of EVI, in 1981. In 1991, he was appointed Vice President of Manufacturing of Mark IV Audio, Inc.

      Mr. Merrey has served as Vice President, UK Operations since August 1997. From April 1994 to August 1997, Mr. Merrey served as Vice President of Research and Development of Electro-Voice, Incorporated, a predecessor of EVI. He joined Electro-Voice, Incorporated in 1976. In 1985, he was appointed President of Altec Lansing Corporation, a subsidiary of Gulton Industries, Inc.

      Mr. Rosen became a director of the Company on January 29, 1998. He also served as Director of Old Telex from December 1993 to May 6, 1997. He is a partner of the law firm O'Melveny & Myers. Mr. Rosen has been a partner of O'Melveny & Myers since 1987.

      Mr. Woolard became a director of the Company on January 29, 1998. Mr. Woolard is the former Chairman of the Board of Directors of DuPont. He joined DuPont in 1957 and held a variety of engineering, manufacturing and management positions before being elected President and Chief Operating Officer in 1987, and Chairman and Chief Executive Officer in 1989. He retired from the company in 1995. Mr. Woolard is also a director of Citicorp and Apple Computer.

      Mr. Marks became a director on December 23, 1997. He is the managing principal of Alben Asset Management, L.L.C., a private investment company based in New York. Prior to forming Alben, Mr. Marks was in partnership with George Soros from 1992 to 1998 as the president of G. Soros Realty, Inc., which invested in real estate globally. Prior to his association with Soros, Mr. Marks was a principal in the real estate investment group of Lazard Freres & Co.

      Mr. Forester became a director on December 23, 1997. Mr. Forester has been retired since 1995. From 1993 to 1995, Mr. Forester was Managing Director of the technology industry group of Merrill Lynch & Co. From 1977 to 1993, Mr. Forester worked in the Corporate Finance Department, Investment Banking Division of Goldman, Sachs & Co. where he was a General Partner from 1988 to 1993.

      Mr. Eckert became a director of the Company on the Recapitalization Closing Date. Mr. Eckert has been the President of GSCP since January 1994. Since 1991, Mr. Eckert has been a general partner of Greycliff Partners. From 1984 to 1991, Mr. Eckert was a general partner of Goldman, Sachs & Co. He is a director of Day International Group, Inc., Eastgate Group Limited, IPC Magazines, Georgia Gulf Corporation and HBO & Company.

      Mr. Abell became a director of the Company on December 23, 1997. Mr. Abell joined GSCP at its inception in 1994. From 1990 to 1994, Mr. Abell was with the Blackstone Group, most recently as a Managing Director.

      Ms. Vanden Beukel became a director of the Company on December 23, 1997. Ms. Vanden Beukel joined GSCP at its inception in 1994. Ms. Vanden Beukel previously worked in the investment banking division of Smith Barney Inc. Ms. Vanden Beukel is also a director of Day International Group, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

      Directors who are not employees of the Company or GSCP are paid $1,500 for each Board meeting attended. The Company paid Mr. Woolard a consulting fee of $50,000 for services rendered prior to the time he became a director of the Company. In addition, the Company has granted Messrs. Marks, Forester, Woolard and Rosen warrants representing the right to purchase 5,484, 5,484, 10,783, and 5,484 shares, respectively, of Common Stock of Holdings, subject to certain anti-dilution provisions, at an exercise price of $31.93 per share. A portion of these warrants became exercisable on grant; the remainder will become exercisable over time through 2001, provided in each case, that the holder of the warrant is a director of the Company on the date of exercise. Directors who are employees of the Company or GSCP receive no separate compensation for their services as directors. All of the Company's directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board. Currently three of the Company's directors are employees of GSCP, to which the Company pays fees for management and financial consulting services. See Item 13, "Certain Relationships and Related Transactions."

Executive Compensation

      The following table sets forth the annual and long-term compensation with respect to all compensation paid or accrued by the Company for services rendered in all capacities for the Fiscal Years indicated below by its Chief Executive Officer and each of the other four most highly compensated executive officers.

                           Summary Compensation Table

                                                                                       Long Term
                                                        Annual Compensation(a)        Compensation
                                                    ------------------------------    ------------
                                                                                       Number of
                                                                                         Shares          All Other
                                                   Fiscal     Salary        Bonus      Underlying      Compensation
          Name and Principal Position               Year      ($)(b)       ($)(c)      Options(d)          $(e)
          ---------------------------               ----      ------       ------      ----------       -----------
John L. Hale...................................     1998     324,250     1,015,317      299,320
   Chairman of the Board, President and             1997     312,006       212,456           --              --
   Chief Executive Officer                          1996     297,115       175,407      160,000              --

John T. Hislop.................................     1998     157,199       160,776       69,340
   Vice President, Chief Financial Officer,         1997     149,865       100,267           --              --
   Treasurer and Assistant Secretary                1996     140,742       118,038           --              --

                                                                                       Long Term
                                                        Annual Compensation(a)        Compensation
                                                    ------------------------------    ------------
                                                                                       Number of
                                                                                         Shares          All Other
                                                   Fiscal     Salary        Bonus      Underlying      Compensation
          Name and Principal Position               Year      ($)(b)       ($)(c)      Options(d)          $(e)
          ---------------------------               ----      ------       ------      ----------       -----------
Dan M. Dantzler................................     1998     129,423       120,632       24,100
   Vice President and President,                    1997     124,950        80,065           --              --
   Professional Sound and Entertainment             1996     118,058        62,948           --              --

Joseph P. Winebarger...........................     1998     130,923       132,172       21,560              --
   Vice President, Engineering, Customer            1997     126,485        64,720           --              --
   Services and Information Systems                 1996     118,038        69,637           --              --

John A. Palleschi..............................
   Vice President, Corporate                        1998     136,825       241,634       82,620
   Development, General Counsel and                 1997     129,536        87,843           --              --
   Secretary                                        1996     119,993        73,439       16,000              --

------------------
(a) For the fiscal year ended February 28, 1998, the only type of Other Annual Compensation for each of the named executive officers was in the form of perquisites and was less than the level required for reporting.

(b) Amounts shown include cash compensation earned and received, amounts earned but deferred, and amounts earned but deferred and paid in the subsequent fiscal year.

(c) Amounts shown for each Fiscal Year are awards under the plan that were earned in such Fiscal Year and paid in the subsequent fiscal year. Effective on the Recapitalization Closing Date, bonuses will be paid pursuant to new bonus programs. See "The Annual Bonus Programs." Amounts shown for Fiscal Year 1998 represent the special bonuses paid under the Annual Bonus Programs. Bonuses earned under the new bonus plans during Fiscal 1998 will be based on the twelve month period ending March 31, 1998 and calculated upon completion of the audit for the fiscal year ended March 31, 1998. Such bonuses are reported by the Company for Fiscal Year 1998 and will be paid in Fiscal 1999. Amounts shown for Fiscal 1996 and 1997 represent bonuses under the Fiscal 1996 and 1997 management incentive plan. The plan was open to the executive officers and other key employees designated by the President and Chief Executive Officer and approved by the Board. Under the plan, individual awards were based upon performance measured by established Old Telex and individual objectives and on a discretionary evaluation by the President and Chief Executive Officer for awards other than the objectives and on a discretionary evaluation by the President and Chief Executive Officer for awards other than the President and Chief Executive Officer's. Distributions under the plans are made within 30 days following the completion of the audit for the fiscal year in which such compensation is earned. The management incentive plans provide for a bonus target of 50.0% of base salary, although maximum awards can exceed such targets. The maximum award for Fiscal 1997 for the named executive officers was 75.0% of base salary for Fiscal 1997.

(d) All Options for Fiscal 1998 were granted under the 1997 Stock Option Plan on the Recapitalization Closing Date. Options granted in Fiscal 1996 are fully vested and exercisable and are governed by the terms of the 1997 Stock Option Plan. Amounts are adjusted to reflect the 20-for-1 stock split effected by Holdings effective as of June 25, 1997.

Option Grants During Fiscal 1998

      The following table sets forth information on the options to acquire Common Stock of Holdings granted to the named executive officers during Fiscal 1998 and the potential realizable value of each grant:

                        Option Grants During Fiscal 1998

                                                                                           Potential Realizable Value
                          Number of       % of Total                                        at Assumed Annual Rates
                            Shares          Options                                       of Stock Price Appreciation
                          Underlying      Granted To                                          for Option Term(c)
                           Options        Employees in     Exercise     Expiration      --------------------------------
      Name               Granted(a)       Fiscal 1998      Price(b)        Date              5%                  10%
 ----------------        ----------       -----------      --------      --------       -----------          -----------
John L. Hale               213,160(d)         53.5%        $  7.98       05/06/07       $ 9,385,435          $15,952,894
                            86,160(e)         54.3%        $ 31.93       05/06/07       $ 1,730,093          $ 4,384,682
                          --------                                                      -----------          -----------
                           299,320                                                      $11,115,528          $20,337,576

John T. Hislop              48,080(d)         12.1%        $  7.98       05/06/07       $ 2,116,962          $ 3,598,307
                            21,260(e)         13.4%        $ 31.93       05/06/07       $   426,901          $ 1,081,921
                          --------                                                      -----------          -----------
                            69,340                                                      $ 2,543,863          $ 4,680,228

Dan M. Dantzler             18,840(d)          4.7%        $  7.98       05/06/07       $   829,525          $ 1,409,986
                             5,260(e)          3.3%        $ 31.93       05/06/07       $   105,621          $   267,681
                          --------                                                      -----------          -----------
                            24,100                                                      $   935,146          $ 1,677,667

Joseph P. Winebarger        17,540(d)          4.4%        $  7.98       05/06/07       $   772,286          $ 1,312,698
                             4,020(e)          2.5%        $ 31.93       05/06/07       $    80,722          $   204,578
                          --------                                                      -----------          -----------
                            21,560                                                      $   853,008          $ 1,517,276

John A. Palleschi           57,360(d)         14.4%        $  7.98       05/06/07       $ 2,525,561          $ 4,292,822
                            25,260(e)         15.9%        $ 31.93       05/06/07       $   507,221          $ 1,285,481
                          --------                                                      -----------          -----------
                            82,620                                                      $ 3,032,782          $ 5,578,303

-----------------

(a) All Options were granted under the Company's 1997 Stock Option Plan. Amounts are adjusted to reflect the 20-for-1 stock split effected by Holdings effective as of June 25, 1997.

(b) The exercise price of $7.98 per share is $23.95 less than the fair market value at the time of grant. The total discount of $9.4 million will be recognized as compensation expense over the vesting or performance period of the options, generally from three to five years.

(c) The 5% and 10% assumed annual compound rates of stock price appreciation from the assumed price of $31.93 per share are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

(d) Includes Initial Option Grants, which vest over a three period beginning on the date of grant, and Performance Option Grants, which vest over a five year period upon achievement of certain annual performance objectives and, notwithstanding the achievement of such performance objectives, upon the seventh anniversary of the date of grant. On May 6, 1997 (the Recapitalization Closing Date) Mr. Hale was granted 107,100 shares and 106,060 shares under the Initial Option Grant and the Performance Option Grant, respectively; Mr. Hislop was granted 18,700 shares and 29,380 shares under the Initial Option Grant and the Performance Option Grant, respectively; Mr. Dantzler was granted 12,000 shares and 6,800 shares under the Initial Option Grant and the Performance Option Grant, respectively; Mr. Winebarger was granted 12,270 shares and 4,820 shares under the Initial Option Grant and the Performance Option Grant, respectively; and Mr. Palleschi was granted 26,240 shares and 31,120 shares under the Initial Option Grant and the Performance Option Grant, respectively.

(e) Includes Super Performance Options granted on May 6, 1997 (the Recapitalization Closing Date), which vest on the fifth anniversary of the date of grant or upon a Change of Control (as defined in the 1997 Stock Option Plan) on the achievement of certain long-term performance objectives, and, notwithstanding the achievement of such performance objectives, on the seventh anniversary of the grant date.

Stock Option Exercises and Value at February 28, 1998

      The following table provides information with respect to the executive officers of the Company listed in the Summary Compensation Table above concerning stock options exercised during the period ended February 28, 1998 and options to acquire Common Stock of Holdings held by the named executive officers as of February 28, 1998. No stock appreciation rights have been granted under any incentive plan.

                 Aggregated Option Exercises During Fiscal 1998
                     and Option Values at February 28, 1998

                                                                Number of Securities     Value of Unexercised
                                Number of                     Underlying Unexercised          In the Money
                                 Shares            Value             Options                    Options
                               Acquired on       Realized          Exercisable/               Exercisable/
          Name                  Exercise          ($)(a)          Unexercisable           Unexercisable($)(b)
--------------------------     ----------      ------------    --------------------       ------------------
John L. Hale..............       147,920       $ 4,723,012      118,805/266,595          3,291,274/4,321,418
John T. Hislop............       127,920       $ 4,087,422        52,680/63,640          1,728,878/1,016,272
Dan M. Dantzler...........        25,580       $   816,757        18,070/20,450              546,839/363,801
Joseph P. Winebarger......        17,800       $   568,345        16,070/17,690              481,379/327,397
John A. Palleschi.........        35,840       $ 1,144,353        28,175/74,605            779,220/1,181,813

---------------

(a) The per share value of the underlying securities at exercise date minus the exercise or base price of "in the money" options. Per share value is based upon the value determined in accordance with Company practice.

(b)   Per share value is based on $31.93 per share less exercise prices.

Old Telex 1997 Stock Option Plan

      Effective on the Recapitalization Closing Date, key employees of the Company, including the executive officers named in the Summary Compensation Table, participate in a new option plan (the "Option Plan"). Options granted prior to the Recapitalization Closing Date are also governed by the terms of the Option Plan.

      General Terms. Under the Option Plan, key employees (other than the Chief Executive Officer) selected by the Chief Executive Officer and approved by the Board of Directors of Holdings (the "Holdings Board") will receive non-qualified options to purchase shares of Holdings Common Stock. The Chief Executive Officer's participation will be determined by Holdings Board. Holdings Board will be responsible for administering the Plan. The maximum number of shares of Holdings Common Stock that may be issued under the Option Plan is 19% of the outstanding common stock of Holdings on the Recapitalization Closing Date, on a fully diluted basis and taking into account the issuance of all shares of common stock issuable under the Option Plan, but excluding certain shares that may be granted upon exercise of certain warrants. Upon the occurrence of certain events, such as a stock dividend or a stock split, appropriate adjustments will be made in the number of shares that may be issued under the Option Plan in the future and in the number of shares and price per share under all outstanding grants made before the event. If any grant is for any reason canceled, terminated or otherwise settled without the issuance of some or all of the shares of common stock subject to the grant, such shares will be available for future grants.

      Holdings Board may terminate, suspend or amend the Option Plan but such termination, suspension or amendment may not adversely affect any stock options then outstanding under the Option Plan without the consent of the recipients thereof. Unless terminated by action of Holdings Board, the Option Plan will continue in effect until the tenth anniversary of the Recapitalization Closing Date, but stock options granted prior to such date shall continue in effect until they expire in accordance with their terms.

      Stock Option Grants. Under the Option Plan, Holdings Board may grant non-qualified options that vest over a three-year period, commencing on the grant date, at an exercise price equal to 25% of the Recapitalization Consideration (the "Initial Option Grants"), performance-based options that vest over a five-year period on the achievement of certain annual performance objectives at an exercise price equal to 25% of the Recapitalization Consideration (the "Performance Option Grants"), or performance-based options that vest on the fifth anniversary of the grant date or upon a Change in Control (as defined in the Option Plan) on the achievement of certain long-term performance objectives, at an exercise price equal to the Recapitalization Consideration (the "Super Performance Grants"). Notwithstanding the satisfaction of any performance goals, all performance options will vest on the seventh anniversary of their grant date.

      To exercise an option, the grantee may pay the exercise price in cash or, if permitted by Holdings Board, by delivering on the date of exercise other shares of common stock of Holdings having an aggregate fair market value equal to the exercise price of the option. The term of each option will be fixed by Holdings Board but may not be more than ten years from its date of grant.

      Termination of Employment. In the event of termination of employment of a grantee by reason of disability, death, retirement at or after age 65 or termination for good reason (as defined in the Stockholders Agreement), any options exercisable at the date of such termination will remain exercisable until the tenth anniversary of the grant date. Any options not then exercisable will be forfeited. In the event of a termination of employment of a grantee for cause, any outstanding options, whether exercisable or unexercisable, will be forfeited. In the event of a termination of employment of a grantee for any reason other than death, disability, retirement for good reason or cause, any options exercisable at the date of such termination will remain exercisable for a period of 90 days (or if earlier the expiration of the options).

      Change in Control. Upon a Change in Control (as defined in the Option
Plan), each outstanding option will be cancelled for a cash payment equal to the excess, if any, of the Change in Control Price (as defined in the Option Plan) over the exercise price for the option unless the Holdings Board determines in good faith that alternative options having substantially equivalent or better rights, terms, conditions and economic value will be awarded to grantees, and such alternative options provide that if the grantee is involuntarily terminated within two years following a Change in Control, all restrictions on the alternative options will lapse.

      Grants to Executives. On the Recapitalization Closing Date, (i) Mr. Hale was granted 107,100 shares, 106,060 shares and 86,160 shares under the Initial Option Grant, the Performance Option Grant and the Super Performance Option Grant, respectively, (ii) Mr. Hislop was granted 18,700 shares, 29,380 shares and 21,260 shares under the Initial Option Grant, the Performance Option Grant and the Super Performance Option Grant, respectively, (iii) Mr. Dantzler was granted 12,000 shares, 6,840 shares and 5,260 shares under the Initial Option Grant, the Performance Option Grant and the Super Performance Option Grant, respectively, (iv) Mr. Winebarger was granted 12,270 shares, 4,820 shares and 4,020 shares under the Initial Option Grant, the Performance Option Grant and the Super Performance Option Grant, respectively, and (v) Mr. Palleschi was granted 26,240 shares, 31,120 shares and 25,260 shares under the Initial Option Grant, the Performance Option Grant and the Super Performance Option Grant, respectively. The number of shares reflect the 20-for-1 stock split that became effective as of June 25, 1997.

      As a result of the new option plan arrangements for the executive officers named above as well as all other covered executives and employees, the Company will incur estimated non-cash compensation charges of $1.1 million, and $0.3 million in Fiscal 1999 and 2000, respectively.

The Annual Bonus Programs

      The Company has adopted an annual bonus plan for the Company's management employees that provides that participants in such plan are entitled to an annual bonus based on achieving certain annual projected earnings performance targets. Under the terms of the plan, participants are eligible to receive an annual bonus of between 25% and 100% of base salary depending on the level of achievement of the performance targets. The Company has also adopted an additional annual cash bonus plan whereby Messrs. Hale, Hislop, Dantzler, Winebarger and Palleschi may receive additional annual incentive awards in each of the first five years following the Recapitalization Closing Date if certain annual performance targets are achieved. The maximum aggregate awards Messrs. Hale, Hislop, Dantzler, Winebarger and Palleschi may receive over such five year period under the additional plan is up to $1.7 million, $0.4 million, $0.1 million, $0.2 million and $0.5 million, respectively. In total, the Company may incur estimated total cash compensation charges in connection with this additional cash bonus plan for the executive officers named above as well as all other covered executives and employees of $0.4 million.

$0.2 million, $0.1 million, $0.1 million and $0.1 million, in Fiscal 1999, 2000, 2001 and 2002, respectively.

Possible Restructuring of Option Plan

      The Company and its senior management team are discussing a possible restructuring of some aspects of the Option Plan. While the precise terms of any such restructuring have not been established, and will, in any event, be subject to a number of conditions, including approval by the Company's Board of Directors, the Company currently expects that all of the previously granted Performance Grant Options and Super Performance Grant Options would be terminated in any such restructuring and replaced by two new series of options. If any such restructuring is ultimately implemented, the Company will disclose the precise terms of the Company's revised option plan (and provide any related disclosure) when and as required by The Securities and Exchange Act of 1934, as amended.

Severance Program

      The Company has approved a severance program which will provide that a severance benefit equal to the sum of (i) one times base salary plus the most recent annual bonus and (ii) a pro rata portion of the highest bonus payable over the three most recent fiscal years, will be payable to certain management employees, including Mr. Cavanaugh if his employment is terminated without cause or for good reason within 24 months following the Recapitalization Closing Date or the employee is required to relocate within 12 months following the Recapitalization Closing Date. Payment of any severance amounts will be made in equal biweekly installments. The amount of any severance payments will be reduced to avoid the payment being deemed an "excess parachute payment" within the meaning of Section 280G of the Code. Outplacement services and continued health benefits will also be available under the program. The employees will be subject to non-compete agreements for the 12 month period following termination of employment and non-disclosure of trade secrets restrictions.

Retirement Benefits

Old EVI  Defined Contribution Plan

      The Company maintains the EV International, Inc. Savings and Retirement Plan (the "Savings Plans"), which is a defined contribution plan with a cash or deferred arrangement (as described under Section 401(k) of the Internal Revenue Code of 1986, as amended). All salaried employees and certain employees covered by the collective bargaining agreements are eligible to participate in the Savings Plan after completion of one year of service.

      Eligible employees may elect to contribute on a tax deferred basis from 1% to 15% of their compensation (as defined in the Savings Plan), subject to statutory limitations. In addition, the Company may make matching or discretionary contributions, which vary in amount, to the Savings Plan. The Company has committed for the first plan year (as defined in the Savings Plan) to make a discretionary contribution on behalf of non-collectively bargained employees in an amount which is substantially comparable to the amount of contribution of benefits that such participants would have received if they were participants in the Mark IV Savings and Retirement Plan (which amount, for fiscal year 1997, would have been an aggregate of approximately $450,000) or the Mark IV Retirement Plan, had such plans continued in full force and effect after the Acquisition.

      Under the terms of the Savings Plan, each participant has a fully vested (nonforfeitable) interest in all contributions made by the individual, matching contributions and all earnings thereon. A participant will vest in any discretionary contributions made to his or her account upon completion of five years of service.

Old Telex Pension Plan

      The Company maintains a defined benefit pension plan (the "Pension Plan") qualified under the Code that provides a defined benefit upon retirement to the Company's eligible employees. Under the terms of the Pension Plan, benefits are determined by the average earnings during the highest five consecutive years of the final ten consecutive years of service with the total remuneration covered by the plan consisting of base salary, commission, overtime and bonuses paid to each participant. The formula provides benefits in the form of a straight-life annuity equal to a percentage of such average annual earnings times years of benefit service plus a percentage of the excess of the average annual earnings over the social security wage base (as determined at age 65) times years of benefit service.

      The following table lists annual benefits under the Pension Plan for the average annual earnings and years of credited service shown for a participant retiring at the normal retirement age of 65. A participant does not accrue additional benefits under the Pension Plan after 35 years of credited service.

                               Pension Plan Table

                                       Years of Service
                     --------------------------------------------------------
      Remuneration      15          20          25          30         35
      ------------   -------     -------     -------     -------    -------
        $125,000     $26,002     $34,670     $43,337     $52,004    $60,672
         150,000      31,552      42,070      52,587      63,104     73,622
         175,000      33,127      44,170      55,212      66,254     77,297
         200,000      34,252      45,670      57,087      68,504     79,922
         225,000      35,377      47,170      58,962      70,754     82,547
         250,000      35,865      47,820      59,775      71,730     83,685
         300,000      35,865      47,820      59,775      71,730     83,685
         400,000      35,865      47,820      59,775      71,730     83,685
         500,000      35,865      47,820      59,775      71,730     83,685

      The full years of credited service as of February 28, 1998 for the executive officers named in the Summary Compensation Table above are as follows:
Mr. Hale, 6; Mr. Hislop, 4; Mr. Dantzler, 20; Mr. Winebarger, 23; and Mr. Palleschi, 14. Mr. Hale is also entitled to an additional benefit from the Company upon termination of employment based upon the formula for benefits under the Pension Plan.

      Benefits shown on the table are not subject to reduction for social security benefits or other offset amounts. For plan years beginning in 1995 and thereafter, annual compensation taken into account for purposes of calculating benefits is limited to $160,000 (as adjusted in future years to reflect inflation); however, prior years' compensation taken into account may exceed that amount. The examples of benefits payable in the above table are supplied for illustration only.

Employment Agreements

      John L. Hale, John T. Hislop and John A. Palleschi each entered into five-year employment agreements with Holdings effective at the Recapitalization Closing Date (each an "Employment Agreement" and collectively, the "Employment Agreements"), which automatically extend for successive annual periods. Pursuant to such Employment Agreements, each officer will receive (i) a base annual salary of $312,000, $150,000 and $129,000, respectively, and (ii) a special bonus of $160,405, $11,506 and $32,176, respectively, thirty days after the Recapitalization Closing Date and on each of the next four anniversaries of the date of the initial payment, provided that on the date such special bonus is due GSCP or its affiliates control 50% or more of the voting power of the Company's outstanding voting securities and there has not occurred an initial public offering of Holdings Common Stock. In addition, each officer will be entitled to receive certain perquisites and to participate in (a) a management incentive compensation plan, pursuant to which each executive may be awarded up to 100% of his base annual salary, if certain performance objectives are achieved and (b) a cash bonus plan, as described above under "--The Annual Bonus Program," pursuant to which Mr. Hale, Mr. Hislop and Mr. Palleschi may receive an aggregate incentive award of up to approximately $2.1 million, $0.5 million and $0.6 million, respectively, during the first five years following the Recapitalization Closing Date, in each case if certain performance objectives are achieved. Mr. Hale's Employment Agreement is terminable by the Company on 30 days' written notice (or immediately for cause) and on 60 days' written notice by Mr. Hale, whereupon the Company shall pay to Mr. Hale (1) all compensation, benefits and perquisites accrued under his Employment Agreement through the effective date of his termination of employment, (2) the remaining installments of the special bonus provided for in clause (ii) above, payable only to the extent and at such times as Mr. Hale would otherwise be entitled to such special bonus in accordance with the terms of such clause and (3) three times the base salary provided for in clause (i) above, at the rate being paid at the date of termination, plus three times the most recent fiscal year's incentive bonus compensation provided for in clause
(a) above, plus a pro rata portion of the highest incentive bonus payable under clause (a) above in the three most recent fiscal years. Each of Mr. Hislop's and Mr. Palleschi's Employment Agreements are terminable by the Company on 30 days' written notice (or immediately for cause). If Mr. Hislop's or Mr. Palleschi's employment is terminated by the Company for any reason other than for cause or the death or disability of the executive or if the executive's employment is terminated by him for Good Reason (as defined in the Employment Agreements) during the period of employment but prior to a Change in Control (as defined in the Employment Agreements), the Company shall pay the executive (x) all compensation, benefits and perquisites accrued under the applicable Employment Agreement through the effective date of his termination of employment, (y) a severance allowance equal to the sum of (1) two times the base salary provided for in clause (i) above, at the rate being paid at the date of termination if the termination occurs prior to the second anniversary of the Recapitalization Closing Date and one year's base salary at the rate being paid at the time of the termination of the executive's employment if the termination occurs after the second anniversary of the Recapitalization Closing Date, (2) two times the most recent fiscal year's incentive bonus compensation provided for in clause
(a) above and (3) a pro rata portion of the highest incentive bonus payable under clause (a) above in the three most recent fiscal years and (z) the remaining installments of the special bonus provided for in clause (ii) above payable only to the extent and at such times as the executive would otherwise be entitled to the special bonus in accordance with such clause. The executive may terminate his employment under his Employment Agreement at any time during the period of employment upon 60 days' written notice to the Company, and, without regard to whether such termination occurs prior to a Change in Control, and the executive shall be paid (1) all compensation, benefits and perquisites accrued under his Employment Agreement through the effective date of his termination of employment plus (2) the remaining installments of the special bonus provided for in clause (ii) above, payable only to the extent and at such times as the executive would otherwise be entitled to such special bonus under such clause. The Employment Agreements also contain standard restrictive covenants relating to competition and confidentiality.

Old EVI Management Changes

      On May 6, 1997, the employment of Messrs. Pabst, Bolstetter and Graham, who had been, respectively, the Chief Executive Officer and President, Vice President-Finance and Vice President-Administration, of Old EVI was terminated. Under employment agreements with the Company, Messrs. Pabst and Bolstetter were entitled to compensation upon their departure from the Company. Pursuant to such employment agreements during the course of employment, Messrs. Pabst and Bolstetter were entitled to, among other items, an annual base salary of $230,000 and $140,000, respectively, and an annual cash bonus in an amount determined under the Company's Annual Bonus Plan based on the achievement of targeted performance objectives. All obligations of the Company to Messrs. Pabst and Bolstetter ceased upon the termination of their respective employment except that each (a) is entitled to payment of his earned salary, accrued vacation, and vested benefits earned through the date of termination, and (b) shall receive a pro rata annual bonus for the year of termination. Any severance payments due to Messrs. Pabst and Bolstetter under their Employment Agreements shall be paid by Mark IV, as provided in such Employment Agreements and the Purchase Agreement. Mr. Graham is entitled to receive severance payments pursuant to a severance agreement with Mark IV which are paid by Mark IV.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Ownership of Capital Stock

      The authorized common stock of the Company as of March 31, 1998 consists of 1,000 shares of common stock, par value $.01 per share, of which 110 shares are issued and outstanding and all of which are owned by Holdings. The authorized Common Stock of Holdings as of March 31, 1998 consists of 7,000,000 shares of Common Stock, par value $.0005 per share, of which 4,438,140 shares are issued and outstanding and 200,000 shares of Series A Pay-in-Kind Preferred Stock, par value $0.01 per share, (the "Preferred Stock") of which 13,000 shares are issued and outstanding. Except for 433,240 Rollover Shares (as defined herein), which are owned by current and former management and certain shares held by a former director of Holdings and Telex, all of the issued and outstanding Common Stock of Holdings is owned by Greenwich I, LLC and Greenwich II, LLC and all of the issued and outstanding Preferred Stock is owned by Greenwich I, LLC.

      The following table sets forth the beneficial ownership of the limited liability company interests of each of Greenwich I, LLC and Greenwich II, LLC, each of which is affiliated with GSCP.

                                                      Number of       Percent of
Name and Address                                      Interests         Class
----------------                                      ---------         -----
GSCP(a)(b)........................................      72.42           72.42%
TRV Employees Fund, L.P.(c)(b)....................      17.69           17.69%
Greenwich Street Capital Offshore Fund, Ltd.(d)(b)       4.41            4.41%
The Travelers Insurance Company(e)(b).............       3.67            3.67%
The Travelers Life and Annuity Company(e)(b)......       1.81            1.81%
                                                       ------          ------
                                                       100.00          100.00%
                                                       ======          ======

------------------
(a) The address for this person is 388 Greenwich Street, 36th Fl., New York, N.Y. 10013. The managing general partner of the general partner of this person is a wholly owned subsidiary of Travelers Group Inc. ("Travelers"). The manager of this person is Greenwich Street Capital Partners, Inc. ("GSCP, Inc."), which is also a wholly owned subsidiary of Travelers.

(b) By virtue of the relationships set forth in notes (a), (c) and (d), Travelers may be deemed to share beneficial ownership of the securities held of record by this person and may be deemed to share power to vote, or to direct the voting of, and power to dispose of, or direct the disposition of, the securities held of record by such person.

(c) The address for this person is 388 Greenwich Street, 36th Fl., New York, N.Y. 10013. The general partner of this person and the manager of this person, GSCP, Inc., are both wholly owned subsidiaries of Travelers.

(d) The address for this person is c/o Rawlinson & Hunter, Woodbourne Hall, P.O. Box 3162, Road Town Tortola, British Virgin Islands. This person is managed by GSCP, Inc. and all the voting securities of this person are owned by the general partner of GSCP, whose managing general partner is a wholly owned subsidiary of Travelers.

(e) The address for this person is 1 Tower Square, Hartford, Connecticut 06183-2030. The person is an indirect wholly owned subsidiary of Travelers.

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information with respect to the beneficial ownership of Holdings Common Stock and Options as of May 21, 1998 by (i) each person who is known by the Company to beneficially own more than 5% of Holdings Common Stock, (ii) each director of the Company, (iii) each officer of the Company listed in the Summary Compensation Table above and (iv) by all directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes both voting and investment power with respect to the Holdings Common Stock shown.

                                                                                    Number of Shares
                                                              Number of Shares     Underlying Options      Percent of
               Name of Beneficial Owner(a)                   Beneficially Owned   Beneficially Owned(a)      Class
               ---------------------------                   ------------------   ---------------------      -----
Greenwich II, LLC(b).....................................        2,605,060                   --               58.7%
Greenwich I, LLC(b)......................................        1,397,400                   --               31.5%
John L. Hale.............................................          243,680              127,730                8.1%
John T. Hislop...........................................           17,480               54,240                1.6%
Dan M. Dantzler..........................................           37,740               19,072                1.3%
Joseph P. Winebarger.....................................           46,540               17,132                1.4%
John A. Palleschi........................................           48,880               30,362                1.8%
Alfred C. Eckert III(c)..................................               --                   --                0.0%
Jeffrey J. Rosen.........................................               --                  783                0.0%
Edgar S. Woolard, Jr.....................................               --                3,595                0.0%
Evan M. Marks............................................               --                1,828                0.0%
Christopher P. Forester..................................               --                1,828                0.0%
Keith W. Abell(c)........................................               --                   --                0.0%
Christine K. Vanden Beukel(c)............................               --                   --                0.0%
All directors and officers as a group (16) persons(b)(c).          415,800              324,054               15.9%

-------------
(a) The shares listed include shares of Holdings Common Stock that may be acquired upon exercise of presently exercisable options to acquire Holdings Common Stock, and all such options that will become exercisable within 60 days from the date on which such information is given.

(b) See "Ownership of Capital Stock" for information concerning the ownership of limited liability company interests of Greenwich I, LLC and Greenwich II, LLC.

(c) Does not include any of the 4,002,460 shares of Holdings Common Stock beneficially owned by Greenwich I LLC and Greenwich II LLC, which Messrs. Eckert and Abell and Ms. Vanden Beukel may be deemed to beneficially own by virtue of their affiliation with GSCP. Mr. Eckert, Mr. Abell and Ms. Vanden Beukel disclaim any such beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following is a summary of the structure of the Recapitalization and certain provisions of the Recapitalization Agreement. This summary does not purport to be complete and is qualified in its entirety by reference to the Recapitalization Agreement, a copy of which is available upon request from the Company.

      On the Recapitalization Closing Date, Old Telex completed the Recapitalization pursuant to the Recapitalization Agreement. In connection with the Recapitalization, all of the shares of Holdings Common Stock and all options and warrants to acquire Holdings Common Stock (other than certain shares of Holdings Common Stock and certain options to acquire Holdings Common Stock owned by certain members of management of the Company) were converted into the right to receive Recapitalization

Consideration equal to approximately $253.9 million. In addition, in connection with the Recapitalization Agreement, the Rollover Shares and the Rollover Options, with an aggregate value of approximately $21.2 million (which represented approximately 20% of the fully diluted equity of Holdings, giving effect to the Rollover Options) were retained by certain members of management of the Company. In connection with the Recapitalization, Old Telex completed (i) the Tender Offer to repurchase all of Old Telex's then outstanding 12% Senior Notes due 2004, in aggregate principal amount of $100.0 million, and (ii) a solicitation of consents with respect to certain amendments to the indenture pursuant to which such notes were issued.

Capitalization of GST

      GST was capitalized by $83.2 million of equity provided by GSCP and certain co-investors and $25.2 million of proceeds provided by the issuance of the GST Subordinated Debentures. The GST Subordinated Debentures (which are now obligations of Holdings) will mature in 2009, bear non-cash interest at a rate of 15% compounded quarterly, and are redeemable at the option of the issuer with various premiums up to maturity. If the GST Subordinated Debentures are redeemed or repaid following the fifth anniversary of their issuance, a portion of the redemption/repayment amount will be payable in warrants to purchase Holdings Common Stock. The terms pursuant to which the GST Subordinated Debentures were issued contain a number of negative covenants that, among other things, restrict the ability of the Company to dispose of assets; incur additional indebtedness (including preferred stock); guarantee obligations; create liens; merge, consolidate, liquidate or dissolve; lease property; pay dividends or make distributions in respect of capital stock; create liens on assets; enter into sale and leaseback transactions; conduct transactions with affiliates; and make investments, loans or advances.

Stockholders and Registration Rights Agreement

      In connection with the Recapitalization, all members of the Company's senior management who own any Rollover Shares or Rollover Options (the "Management Stockholders") entered into a Stockholders and Registration Rights Agreement (the "Stockholders Agreement"), under which such Management Stockholder agreed that he or she shall not, without the prior written consent of Holdings, directly or indirectly, sell, pledge, mortgage, hypothecate, give, transfer, create a security interest in or lien on, place in trust (voting or otherwise), assign or in any other way encumber or dispose of any shares of Holdings Common Stock now or hereafter beneficially owned by such Management Stockholder. In addition, under the Stockholders Agreement, if a Management Stockholder's employment is terminated, such Management Stockholder shall have the right to sell, and Holdings shall also have the right to purchase all of the shares of Holdings Common Stock owned by such Management Stockholder, and all of the options to acquire Holding Common Stock owned by such Management Stockholder, at prices calculated in accordance with, and subject to certain other terms and conditions set forth in, the terms of the Stockholders Agreement. The Stockholders Agreement also creates certain conventional "drag" and "tag" rights with respect to the shares of Holdings Common Stock owned by the Management Stockholders. The Stockholders Agreement also provides that at any time after the effectiveness of the Mergers, G-II shall have the right to make up to four requests that Holdings effect a public offering under the Securities Act pursuant to a Stockholder Registration Statement of any of the shares of Holdings Common Stock owned by G-I and G-II with certain limitations and that Holdings shall pay all registration expenses in connection with each registration of shares of Holdings Common Stock pursuant to the Stockholders Agreement.

Interest of Certain Persons

      GSCP is a private direct equity investment fund organized in 1994 to provide long-term capital for and make acquisitions in companies in a variety of industries. GSCP invests in management buyouts, leveraged acquisitions, international investment opportunities and minority investments. The general partner of GSCP is Greenwich Street Capital Partners, Inc., a wholly-owned subsidiary of The Travelers Group, Inc ("Travelers"). Messr. Eckert is the President of GSCP and a director of Holdings and the Company; Messr. Abell and Ms. Vanden Beukel are principals of GSCP and directors of Holdings and of the Company. See Item 10. Directors and Officers of the Registrant. GSCP and certain co-investors affiliated with Travelers purchased $57.6 million of equity in Old EVI in connection with the Acquisition and $108.4 of equity in Old Telex in connection with the Recapitalization.

      The Company has engaged Greenwich Street Capital Partners, Inc. ("Greenwich"), the manager of GSCP, to provide it with certain business, financial and managerial advisory services, including developing and implementing corporate and business strategy and providing other consulting and advisory services. In exchange for such services, the Company has agreed to pay Greenwich an aggregate annual fee of $1,715,000, payable quarterly in arrears, plus Greenwich's reasonable out-of-pocket costs and expenses. This engagement will be in effect until the earlier to occur of the fifth anniversary of the Acquisition Closing Date or the date on which GSCP no longer owns, directly or indirectly, any shares of the capital stock of G-II, and may be earlier terminated by Greenwich in its discretion. In connection with the Mergers, the services agreement which previously had been entered into by Greenwich and Old Telex and assumed by the Company in the Merger was amended to reduce the term thereof from a maximum of ten years to a maximum of five years. In conjunction with such amendment, the services agreement between Greenwich and Old EVI that had been in effect prior to the Mergers was terminated.

      In addition, Greenwich received $1.5 million in fees on the Acquisition Closing Date, and $2.5 million in fees on the Recapitalization Closing Date, for providing services relating to the structuring and management of the Acquisition (including the management compensation package related thereto) and the Recapitalization Transactions, respectively and is entitled to receive reimbursement for its reasonable out-of-pocket costs and expenses relating to its provision of such services.

      In addition, Holdings has agreed to indemnify Greenwich, GSCP, and their respective directors, officers, partners, employees, agents, representatives and control persons against certain liabilities arising under the federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities.

      GSCP and Smith Barney, Inc. are both affiliated companies of Travelers. An affiliate of Chase Securities Inc. is a limited partner in GSCP. Chase Securities Inc. is an affiliate of The Chase Manhattan Bank ("Chase"), which is the administrative agent and a lender to the Company under the Senior Secured Credit Facility. Chase Securities Inc. acted as a Dealer Manager in connection with Old Telex's Tender Offer. Chase and Smith Barney Inc. provided interim financing to Old EVI in connection with the Acquisition. Chase has received and will receive customary fees in connection with the Senior Secured Credit Facility and Chase and Smith Barney Inc. received customary fees in connection with such interim financing, as well as their proportionate shares of repayment by Old EVI of amounts outstanding under the interim financing and Old EVI's senior credit facility from the proceeds of the offering of the EVI Notes. Chase Securities Inc. and Chase or their affiliates participate from time to time in various financing and banking transactions for GSCP and its affiliates. Princes Gate Investors II, L.P., an investment fund affiliated with Morgan Stanley & Co. Incorporated, together with certain affiliated investors, are the owners of the GST Subordinated Debentures.

Management

      In connection with the Recapitalization Transactions, an aggregate of 811,520, 175,540, 113,780, 106,680 and 168,960 of the shares of Holdings Common
Stock and options to acquire shares of Holdings Common Stock held by Messrs. Hale, Hislop, Dantzler, Winebarger and Palleschi, respectively, were converted into the right to receive an aggregate of $25.6 million, $5.5 million, $2.8 million, $3.3 million and $5.4 million in cash, respectively. In addition, in connection with the Recapitalization Transactions, an aggregate of 329,760, 64,460, 52,160, 58,740 and 69,040 of the shares of Holdings Common Stock and options to acquire shares of Holdings Common Stock held by Messrs. Hale, Hislop, Dantzler, Winebarger and Palleschi, respectively, were retained by such individuals.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) The following documents are filed as a part of this report:           Page
                                                                          ----

    1.  Financial Statements:

        Consolidated Financial Statements (New Basis of Accounting)
        Report of Independent Public Accountants............................53

        Consolidated Balance Sheets as of February 28, 1998 and 1997........54

        Consolidated Statements of Operations for the year ended
        February 28, 1998 and for the period from February 11, 1997 through February 28, 1997...........................................55

        Consolidated Statements of Shareholder's Equity (Deficit)
        for the year ended February 28, 1998 and for the period from
        February 11, 1997 through February 28, 1997.........................56

        Consolidated Statements of Cash Flows for the year ended
        February 28, 1998 and for the period from February 11, 1997 through February 28, 1997...........................................57

        Notes to Consolidated Financial Statements..........................58

        Consolidated Financial Statements (Predecessor Basis of Accounting)
        Report of Independent Public Accountants............................79

        Report of Independent Accountants...................................80

        Consolidated Statements of Income and Retained Earnings for
        the period from March 1, 1996 through February 10, 1997 and for the year ended February 29, 1996....................................81

        Consolidated Statements of Cash Flows for the period from
        March 1, 1996 through February 10, 1997 and for the year ended
        February 29, 1996...................................................82

        Notes to Consolidated Financial Statements..........................83

    2.  Financial Statement Schedule:

        All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

    3. The Exhibits are listed in the Exhibit Index required by Item 601 of the Regulation S-K at Item (c) below and included immediately following the Consolidated Financial Statements. The Exhibit Index is incorporated herein by reference.

(b) On January 8, 1998, Old EVI filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting that Old EVI had announced their intent to merge with Old Telex. On April 21, 1998, the Company filed Current Report on Form 8-K reporting the Mergers, which Form 8-K included the following financial statements: Unaudited Pro Forma Condensed Statement of Operations for the year ended February 28, 1997 for Old EVI and March 31, 1997 for Old Telex, respectively; Unaudited Pro Forma Condensed Statement of Operations for the nine months ended November 30, 1997 for Old EVI and December 31, 1997 for Old Telex, respectively; Unaudited Pro Forma

    Condensed Balance Sheet as of November 30, 1997 and December 31, 1997 for Old Telex, respectively; and Notes to the Unaudited Pro Forma Condensed Financial Statements.

(c) The Exhibit Index and required Exhibits are included following the Consolidated Financial Statements. The Company will furnish to any security holder, upon written request, any exhibit listed in the accompanying Exhibit Index upon payment by such security holder of the Company's reasonable expenses in furnishing any such exhibit.

(d) The Index to Consolidated Financial Statements is included following the signature page of this report.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

      The Company has not sent to its security holders an annual report covering the fiscal year ended February 28, 1998 nor any proxy material relating to any annual or other meeting of security holders. The indentures governing the EVI Notes and the Telex Notes require the Company to provide to the holders of such notes with such annual reports and such information, documents and other reports as are specified in Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of May 1998.

                                        TELEX COMMUNICATIONS, INC.


                                        By: /s/ John L. Hale
                                           ----------------------------------
                                           John L. Hale, President and
                                           Chief Executive Officer

                                Power of Attorney

      Each person whose signature appears below constitutes and appoints, JOHN
L. HALE and JOHN T. HISLOP his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                       Date
---------                            -----                       ----

/s/ John L. Hale                  President, Chief Executive        May 29, 1998
-------------------------------   Officer and Chairman of the
John L. Hale                      Board of Directors (principal
                                  executive officer)


/s/ John T. Hislop                Vice President, Chief Financial   May 29, 1998
-------------------------------   Officer, Treasurer and Assistant
John T. Hislop                    Secretary  (principal financial
                                  and accounting officer)


/s/ Jeffrey J. Rosen              Director                          May 29, 1998
------------------------------
Jeffrey J. Rosen

/s/ Edgar S. Woolard, Jr.         Director                         May 29, 1998
------------------------------
Edgar S. Woolard, Jr.


/s/ Evan M. Marks                 Director                         May 29, 1998
------------------------------
Evan M. Marks


/s/ Christopher P. Forester       Director                         May 29, 1998
------------------------------
Christopher P. Forester


/s/ Alfred C. Eckert III          Director                         May 29, 1998
------------------------------
Alfred C. Eckert III


/s/ Keith W. Abell                Director                         May 29, 1998
------------------------------
Keith W. Abell


/s/ Christine K. Vanden Beukel    Director                         May 29, 1998
------------------------------
Christine K. Vanden Beukel

                           TELEX COMMUNICATIONS, INC.

                               INDEX OF FINANCIAL
                   STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

           CONSOLIDATED FINANCIAL STATEMENTS (NEW BASIS OF ACCOUNTING)

                                                                            Page
                                                                            ----

Report of Independent Public Accountants....................................53

Consolidated Balance Sheets as of February 28, 1998 and 1997................54

Consolidated Statements of Operations for the year ended
    February 28, 1998 and for the period from February 11, 1997 through February 28, 1997...............................................55

Consolidated Statements of Shareholder's Equity (Deficit) for the
    year ended February 28, 1998 and for the period from February 11,
    1997 through February 28, 1997..........................................56

Consolidated Statements of Cash Flows for the year ended February 28,
    1998 and for the period from February 11, 1997 through February
    28, 1997................................................................57

Notes to Consolidated Financial Statements..................................58

                       CONSOLIDATED FINANCIAL STATEMENTS
                       (PREDECESSOR BASIS OF ACCOUNTING)

Report of Independent Public Accountants....................................79

Report of Independent Accountants...........................................80

Consolidated Statements of Income and Retained Earnings for the
    period from March 1, 1996 through February 10, 1997 and for the year ended February 29, 1996............................................81

Consolidated Statements of Cash Flows for the period from March 1,
    1996 through February 10, 1997 and for the year ended
    February 29, 1996.......................................................82

Notes to Consolidated Financial Statements..................................83

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Telex Communications, Inc.:

      We have audited the accompanying consolidated balance sheets of Telex Communications, Inc. (a Delaware corporation formerly known as EV International, Inc.) and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity (deficit), and cash flows for the year ended February 28, 1998 and for the period from February 11, 1997 through February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telex Communications, Inc. and subsidiaries as of February 28, 1998 and 1997 and the results of their operations and their cash flows for the year ended February 28, 1998 and for the period from February 11, 1997 through February 28, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
May 26, 1998

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS
                                                       February 28, February 28,
                                                           1998         1997
                                                        ---------     ---------
Current assets:
    Cash and cash equivalents ......................    $   5,163     $   7,044
    Accounts receivable, net of allowance for
        doubtful accounts
        (1998--$2,876; 1997--$2,203) ...............       59,106        42,856
    Inventories ....................................       81,945        51,141
    Other current assets ...........................       15,511         7,926
                                                        ---------     ---------
        Total current assets .......................      161,725       108,967

Property, plant and equipment, net .................       50,942        31,411
Deferred financing costs and other, net ............       12,186         7,224
Intangible assets, net .............................       78,568        60,513
                                                        ---------     ---------
                                                        $ 303,421     $ 208,115
                                                        =========     =========

                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
    Revolving line of credit .......................    $  12,339     $      --
    Current maturities of long-term debt ...........       10,125         1,000
    Accounts payable ...............................       21,039        15,250
    Accrued wages and benefits .....................       11,155         6,726
    Accrued interest ...............................       10,828           625
    Other accrued liabilities ......................       20,956         6,831
    Income taxes ...................................        4,062           997
                                                        ---------     ---------
        Total current liabilities ..................       90,504        31,429

Long-term debt .....................................      329,875       109,000
Other long-term liabilities ........................        6,051         9,294
                                                        ---------     ---------
    Total liabilities ..............................      426,430       149,723
                                                        ---------     ---------
Commitments and contingencies (Note 12)

Shareholder's equity (deficit):
    Common stock, $.01 par value, 1,000
        shares authorized, 110
        shares issued and outstanding ..............           --            --
    Capital in excess of par .......................        3,009        57,600
    Cumulative translation adjustment ..............        1,506           (49)
    Retained earnings (accumulated deficit) ........     (127,524)          841
                                                        ---------     ---------
        Total shareholder's equity (deficit) .......     (123,009)       58,392
                                                        ---------     ---------
                                                        $ 303,421     $ 208,115
                                                        =========     =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                             For the Period from
                                                              February 11, 1997
                                               Year Ended          Through
                                           February 28, 1998  February 28, 1997
                                           ----------------- -------------------
Net sales ..................................   $ 315,544         $  14,916
Cost of sales ..............................     195,776             9,254
                                               ---------         ---------
    Gross profit ...........................     119,768             5,662
                                               ---------         ---------

Operating expenses:
    Engineering ............................      16,810               471
    Selling, general and administrative ....      78,251             2,755
    Restructuring charges ..................       6,222                --
    Corporate charges ......................       2,123                37
    Special charges ........................       2,231                --
    Amortization of goodwill and other
     intangibles ...........................       3,128                54
                                               ---------         ---------
                                                 108,765             3,317
                                               ---------         ---------
Operating profit ...........................      11,003             2,345

Interest expense ...........................      39,535               843
Recapitalization expense ...................       6,710                --
Other (income) expense .....................         (84)               10
                                               ---------         ---------
 Income (loss) before income taxes
    and extraordinary item .................     (35,158)            1,492

Provision (benefit) for income taxes .......      (1,371)              651
                                               ---------         ---------
Income (loss) before extraordinary item ....     (33,787)              841

 Extraordinary loss from early
    retirement of debt......................      20,579                --
                                               ---------         ---------
Net income (loss) ..........................   $ (54,366)        $     841
                                               =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                        (In thousands, except share data)

                                                                                                           Retained       Share-
                                                    Common Stock           Capital in        Cumulative     Earnings     holder's
                                                  ------------------       Excess of        Translation  (Accumulated     Equity
                                                  Shares      Amount          Par            Adjustment     Deficit)     (Deficit)
                                                  ------      ------       ----------        ----------     --------     ---------
Balance at February 10, 1997 .............             --      $  --      $      --       $      --       $      --       $      --
  Initial capitalization .................            110         --         57,600              --              --          57,600
  Cumulative translation
     adjustment ..........................             --         --             --             (49)             --             (49)
  Net income .............................             --         --             --              --             841             841
                                                ---------      -----      ---------       ---------       ---------       ---------
Balance at February 28, 1997 .............            110         --         57,600             (49)            841          58,392
  Equity from merger (Note 2) ............             --         --         20,001             (27)        (13,156)          6,818
  Equity contribution ....................             --         --        108,353              --              --         108,353
  Change in terms of rollover
     options .............................             --         --          7,410              --            (309)          7,101
  Repurchase of common stock
     and outstanding options .............             --         --       (193,364)             --         (60,534)       (253,898)
  Vesting of new options .................             --         --          3,009              --              --           3,009
  Cumulative translation
     adjustment ..........................             --         --             --           1,582              --           1,582
  Net loss ...............................             --         --             --              --         (54,366)        (54,366)
                                                ---------      -----      ---------       ---------       ---------       ---------
Balance at February 28, 1998 .............            110      $  --      $   3,009       $   1,506       $(127,524)      $(123,009)
                                                =========      =====      =========       =========       =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      For the
                                                                    period from
                                                                    February 11
                                                       Year Ended     Through
                                                      February 28,  February 28,
                                                          1998          1997
                                                      ------------  ------------
Operating activities:
    Net income (loss) ................................   $ (54,366)   $     841
    Adjustments to reconcile net income (loss)
      to cash flows from
        operations:
        Depreciation .................................       8,223          331
        Amortization of intangibles and deferred
         financing costs .............................       4,711          234
        Provision for bad debts ......................         891           --
        Write-off of deferred financing costs ........       4,737           --
        Recapitalization costs incurred ..............       6,710           --
        Restructuring and special charges ............       8,453           --
        Extraordinary loss on early retirement of debt      20,579           --
        Stock option compensation expense ............      10,419           --
        Deferred income taxes ........................       6,332           --
        Change in operating assets and liabilities:
            Income taxes .............................     (12,169)         691
            Accounts receivable ......................       9,781       (4,846)
            Inventories ..............................      (6,851)       1,855
            Other current assets .....................       1,008           94
            Accounts payable and accrued liabilities .       2,032          537
            Other non-current liabilities ............      (1,681)         (99)
                                                         ---------    ---------
        Net cash provided by (used in) operating
         activities ..................................       8,809         (362)
                                                         ---------    ---------
Investing activities:
    Cash paid for acquisition, net of cash acquired ..          --     (154,615)
    Additions to property, plant and equipment .......      (8,878)         (67)
    Additions to equipment leased to customers .......        (372)          --
                                                         ---------    ---------
        Net cash used in investing activities ........      (9,250)    (154,682)
                                                         ---------    ---------
Financing activities:
    Proceeds from issuance of long-term debt .........     340,000      110,000
    Borrowings under revolving line of credit, net ...      12,339           --
    Repurchase of long-term debt and payment of fees .    (225,093)          --
    Proceeds from equity contribution ................     108,353       57,600
    Proceeds from merger with Old Telex ..............      34,753           --
    Repurchase of common stock and outstanding options    (253,898)          --
    Payments for deferred financing costs ............     (12,312)      (5,595)
    Recapitalization costs incurred ..................      (6,710)          --
    Other ............................................        (309)          --
                                                         ---------    ---------
        Net cash provided by (used in) financing
         activities ..................................      (2,877)     162,005
                                                         ---------    ---------
Effect of exchange rate changes on cash and
 cash equivalents ....................................       1,437           83
                                                         ---------    ---------
Cash and cash equivalents:
    Net increase (decrease) ..........................      (1,881)       7,044
    Beginning of period ..............................       7,044           --
                                                         ---------    ---------
    End of period ....................................   $   5,163    $   7,044
                                                         =========    =========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
        Interest .....................................   $  26,891    $      --
                                                         =========    =========
        Income taxes, net ............................   $     868    $      --
                                                         =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

      Telex Communications, Inc., formerly known as EV International, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly-owned subsidiary of Telex Communications Group, Inc. ("Holdings"). The Company, formed as a result of the February 2, 1998 merger of Old Telex and Old EVI, is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and does not participate in the competitive retail consumer electronics market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, tape duplication products, talking book players, LCD projectors, wireless LAN and PCS antennas, hearing aids and wireless assistive listening devices. Its products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, presenters, airline pilots and the hearing impaired in order to facilitate speech or communications.

Principles of consolidation

      The Company's financial statements are prepared on a consolidated basis in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

Cash and cash equivalents

      All temporary investments with an original maturity of three months or less at the time of purchase are considered cash equivalents. These investments are considered available for sale and are carried at cost, which approximates fair value.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and include amounts for materials, labor and overhead.

Property, plant and equipment

      Property, plant and equipment are recorded at cost, net of accumulated depreciation. The cost of property, plant and equipment retired or otherwise disposed of, and the accumulated depreciation thereon, are eliminated from the asset and related accumulated depreciation accounts, and any resulting gain or loss is reflected in operations. Depreciation of property, plant and equipment is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

              Buildings and improvements      5 to 31 years
              Machinery and equipment        1.5 to 12 years

      Beginning in Fiscal 1998, the Company capitalized certain software implementation costs. Prior to Fiscal 1998, such costs were not significant. Direct internal and all external implementation costs and purchased software have been capitalized and depreciated using the straight-line method over the estimated useful lives, ranging from two to five years. As of February 28, 1998, software implementation costs of $6.4 million have been capitalized and are included in equipment and construction in progress. The Company expenses reengineering costs as incurred.

Deferred financing costs

      Deferred financing costs represent costs incurred by Old EVI and Old Telex to issue the EVI Notes and the Telex Notes (together, the Senior Subordinated Notes) and to secure the Senior Secured Credit Facility and are being amortized over the terms of the related debt.

Intangible assets

      Intangible assets are amortized on a straight-line basis over their estimated useful lives, as follows:

        Patents and engineering drawings           5-10 years
        Dealer and distributor lists               15 years
        Goodwill                                   40 years
        Other intangibles                          3-5 years

Long-lived assets

      The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in the operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the assets, as determined by discounting the future cash flows at a market rate of interest, to its carrying amount.

Revenue recognition

      Revenues from product sales are recognized at the time of shipment. Revenues from the sale of hearing instrument extended warranty contracts are recognized ratably over the life of the contracts.

Warranty costs

      The Company warrants certain of its products for workmanship and performance for periods of generally up to one year. The accrual for warranty costs is based on expected average repair costs and return rates developed by the Company using historical data.

Product development costs

      Engineering costs associated with the development of new products and changes to existing products are charged to operations as incurred ($16.8 million for the year ended February 28, 1998 and $0.5 million for the period from February 11, 1997, through February 28, 1997).

Advertising expenses

      Advertising costs are expensed when incurred. Advertising costs for the year ended February 28, 1998 and the period from February 11, 1997 through February 28, 1997 were $7.9 million and $0.2 million, respectively.

Income taxes

      The Company accounts for income taxes utilizing the liability method. Deferred income taxes are primarily recorded to reflect the tax consequences of differences between the tax and the financial reporting bases of assets and liabilities. The Company's tax provision is calculated on a separate company basis, and the Company's taxable income is included in the consolidated federal income tax return of Holdings.

Foreign currency

      Foreign subsidiaries' income statement accounts are translated at the average exchange rates in effect during the period while assets and liabilities are translated at the rates of exchange at the balance sheet date. The resulting balance sheet translation adjustments are charged or credited directly to shareholder's equity. Foreign exchange transaction gains and losses realized during the year ended February 28, 1998 and the period from February 11, 1997 through February 28, 1997, and those attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature, are recorded in other (income) expense.

Concentrations, risks and uncertainties

      The Company is highly leveraged. The Company's high degree of leverage could have important consequences, including but not limited to the following:
(i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisition, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; and (iii) the Company's flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions or its business or may be unable to carry out capital spending that is important to its growth strategy.

      Technological innovation and leadership are among the important factors in competing successfully in the Professional Sound and Entertainment market. The Company's future results in this segment will depend, in part, upon its ability to make timely and cost-effective enhancements and additions to its technology and to introduce new products that meet customer demands, including products utilizing digital technology, which are increasingly being introduced in the professional audio industry. The success of current and new product offerings is dependent on several factors, including proper identification of customer needs, technological development, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures. There can be no assurance that the Company will successfully identify and develop new products in a timely manner, that products or technologies developed by others will not render the Company's products obsolete or noncompetitive or that constraints in the Company's financial resources will not adversely affect its ability to develop and implement technological advances.

      The Company has substantial assets located outside of the United States and a substantial portion of the Company's sales and earnings are attributable to operations conducted abroad and to export sales, predominantly in Western Europe and Asia Pacific. The Company's international operations subject the Company to certain risks, including increased exposure to currency exchange rate fluctuations. The Company intends to hedge a portion of its foreign currency exposure by incurring liabilities, including bank debt, denominated in the local currencies of those countries where its subsidiaries are located and plans to develop systems to manage and control its currency risk exposure. The Company's international operations also subject it to certain other risks, including adverse political or economic developments in the foreign countries in which it conducts business, foreign governmental regulation, dividend restrictions, tariffs and potential adverse tax consequences, including payment of taxes in jurisdictions that have higher tax rates than does the United States.

      The Company offers a range of audio products to a diverse customer base throughout the world. Terms typically require payment within a short period of time, however, the Company will offer extended payment terms to certain qualified customers. As of February 28, 1998, the Company believes it has no significant customer or geographic concentration of accounts receivable that could expose the Company to adverse, near-term severe financial impacts.

Reclassifications

      Certain prior-period amounts have been reclassified to conform to the year ended February 28, 1998 presentation. These reclassifications had no impact on the previously reported operating income, net income or shareholder's equity as previously reported.

2. TRANSACTIONS

Acquisition

      On February 10, 1997 (the "Acquisition Closing Date"), pursuant to a purchase agreement dated December 12, 1996 (the "Purchase Agreement") an acquisition subsidiary wholly owned by GSCP and certain affiliated investors acquired from Mark IV and one of its subsidiaries all of the issued and outstanding capital stock of Gulton Industries, Inc. ("Gulton"), the former parent of Old EVI, and each of its subsidiaries for an initial cash purchase price of $151.5 million, plus $4.9 million in estimated adjustments paid on the closing date, which aggregate amount was subject to further post-closing adjustments as described herein. The acquisition subsidiary subsequently merged with and into the parent of Old EVI, and the parent then merged with and into Old EVI, with Old EVI ultimately surviving (the "Acquisition"). Prior to the Acquisition Closing Date, (i) EVI Audio LLC, a subsidiary wholly owned by GSCP and certain affiliated investors, purchased all the issued and outstanding shares of common stock and Pay-in-Kind Preferred Stock of EV Holdings for an aggregate amount of $57.6 million and (ii) EV Holdings, a Delaware corporation organized by GSCP to hold all the issued and outstanding stock of the EVI, contributed $57.6 million to the Company.

      Financing for the Acquisition, and the related fees and expenses, consisted of (i) $57.6 million of equity capital provided by GSCP and certain affiliated investors, (ii) a $60.0 million senior credit facility (consisting of a term loan and a revolving credit facility), and (iii) a $75.0 million senior subordinated credit facility issued as interim financing by Chase Securities Inc. and Smith Barney Inc., the initial purchasers of the EVI Existing Notes (as defined herein), and certain other lenders. Of these amounts, $156.4 million was used for the purchase price for the Acquisition and $10.4 million was used for financing and transaction fees and expenses. Under the Purchase Agreement, the purchase price was subject to adjustment on the basis of (i) the audited working capital and audited cash flow of the Company as at and for the 10-month period ended December 31, 1996 and (ii) the net intercompany transfers of cash between Mark IV and its affiliates (other than the Company and its subsidiaries), on the one hand, and the Company and its subsidiaries, on the other hand, during the period between December 31, 1996 and the Acquisition Closing Date. Based on these provisions Mark IV has requested a purchase price increase of $405,000, which amount the Company is currently disputing pursuant to the applicable provisions of the Purchase Agreement.

      On March 24, 1997, Old EVI issued 11% Senior Subordinated Notes due 2007 in an aggregate principal amount of $100 million (the "EVI Existing Notes"), all of which were subsequently exchanged in September, 1997 for a like principal amount of new 11% Senior Subordinated Notes due 2007, Series A (together with the EVI Existing Notes, the "EVI Notes"), in an offering registered under the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from the EVI Notes were used to repay the $75.0 million of indebtedness under the interim financing in its entirety and a portion of EVI's term loan. The foregoing transactions, including the issuance of the EVI Notes, are referred to herein as the "Acquisition Transactions." The Acquisition was accounted for using the purchase method of accounting which established a new basis of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on February 10, 1997 (i.e., the Acquisition Closing Date).

      In connection with the Acquisition, Mark IV and the Company entered into a transition services agreement pursuant to which Mark IV agreed to provide certain services, including accounting, tax planning, foreign currency hedging, cash management and administering certain pension plan assets pending their transfer to the Company, for a period not to exceed twelve months following the Acquisition Closing Date. In Fiscal 1998, the Company paid an aggregate of approximately $41,000 in fees for services provided pursuant to such transition services agreement, which services terminated on January 31, 1998. In addition, Mark IV and the Company entered into sublease agreement with respect to certain premises located in Austin, Texas and a non-exclusive, royalty-free license to use certain names which incorporate the "Mark IV" name, including related tooling and sales and marketing materials, and to sell products incorporating such names for periods ranging from 18 to 36 months after the Acquisition Closing Date.

Recapitalization

      On May 6, 1997 (the "Recapitalization Closing Date"), Old Telex completed a recapitalization (the "Recapitalization") pursuant to an Agreement (the "Recapitalization Agreement") among Old Telex, Greenwich II, LLC ("G-II"), a Delaware limited liability company formed by GSCP and certain other investors, and GST Acquisition Corp. ("GST"), a Delaware corporation and a wholly owned subsidiary of G-II. In connection with the Recapitalization, all of the shares of common stock of Holdings ("Holdings Common Stock") and all options and warrants to acquire Holdings Common Stock (other than certain shares of Holdings Common Stock and certain options to acquire Holdings Common Stock owned by certain members of management of Old Telex) were converted into the right to receive an aggregate amount of cash (the "Recapitalization Consideration") equal to approximately $253.9 million. In addition, in connection with the Recapitalization Agreement, certain shares of Holdings Common Stock held by management of Old Telex (such shares, the "Rollover Shares") and certain options to acquire additional shares of Holdings Common Stock (the "Rollover Options"), with an aggregate value of approximately $21.2 million (which represented approximately 14% of the equity of Holdings on a non-diluted basis and approximately 20% on a fully diluted basis) were retained by such managers. In connection with the Recapitalization, Old Telex completed (i) a tender offer (the "Tender Offer") to repurchase all of Old Telex's then outstanding 12% Senior Notes due 2004, in aggregate principal amount of $100.0 million, for $118.3 million (including premium and consent fees along with accrued interest), and (ii) a solicitation of consents with respect to certain amendments to the indenture pursuant to which such notes were issued. The Recapitalization, the financing thereof (including the issuance by Old Telex of 10 1/2% Senior Subordinated Notes due 2007 (the "Existing Telex Notes") to Chase Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc.), the Tender Offer and the payment of the related fees and expenses are herein referred to as the "Recapitalization Transaction." See "The Recapitalization" and "Interests of Certain Persons."

      The Recapitalization was financed by (i) $108.4 million of new equity provided by GSCP and certain other co-investors, (ii) the Rollover Shares and Rollover Options valued at $21.2 million, (iii) a $140.0 million senior secured credit facility (the "Senior Secured Credit Facility") with The Chase Manhattan Bank, Morgan Stanley Senior Funding, Inc. and certain other lenders, consisting of (a) a $115.0 million term loan facility (the "Term Loan Facility"), and (b) a $25.0 million revolving credit facility (the "Revolving Credit Facility"), (iv) $125.0 million of Existing Telex Notes and (v) $36.5 million of available cash of Old Telex. Of the $108.4 million of new equity contributed by GSCP and certain other co-investors, $25.2 million consisted of proceeds from the issuance of Deferred Pay Subordinated Debentures due 2009 (the "GST Subordinated Debentures") contributed by GST to Old Telex in connection with the Recapitalization.

      Pursuant to the Recapitalization, the historical basis of all assets and liabilities was retained for financial reporting purposes, and the repurchases of existing Holdings Common Stock and issuance of new Holdings Common Stock have been accounted for as equity transactions.

      In October 1997, Old Telex completed an exchange offer of $125 million aggregate principal amount of new 10 1/2% Senior Subordinated Notes Due 2007, Series A (the "New Telex Notes"), which were registered under the Securities Act, for a like principal amount of the Existing Telex Notes (together with the New Telex Notes, the "Telex Notes"). All of the Existing Telex Notes were tendered and accepted for exchange.

The Mergers

      On February 2, 1998, Old EVI merged with Old Telex, a wholly owned subsidiary of Holdings and an affiliate of GSCP, with Old EVI surviving. In the Merger, Old EVI changed its corporate name to "Telex Communications, Inc." The Merger was effected pursuant to an agreement and plan of merger, dated January 29, 1998 under which Greenwich I LLC ("G-I"), a subsidiary wholly owned by GSCP and certain affiliated investors, exchanged all of the issued and outstanding common and preferred stock of EVI Holdings, the former parent of Old EVI, for 1,397,400 shares of Holdings' Common Stock, and 13,000 shares of Holdings' Series A Pay-in-Kind Preferred Stock, respectively, and EVI Holdings was merged with and into Holdings, with Holdings continuing as the surviving corporation. The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control, and the financial statements of the Company for Fiscal 1998 include the results of Old Telex from May 6, 1997. Immediately prior to the Mergers, approximately $12.7 million of indebtedness outstanding under Old EVI's senior credit facility was paid in full and Old EVI's senior credit facility was terminated. Such indebtedness, together with $0.4 million of certain fees and expenses associated with the Mergers, was repaid by utilizing free cash at closing from Old EVI of $3.8 million and by borrowings under the Company's Revolving Credit Facility of approximately $9.3 million. The EVI Notes remain outstanding following the Mergers.

Pro Forma Results of Transactions (Unaudited)

      Pro forma statements of operations are presented below for the years ended February 28, 1998 and 1997, as if the Acquisition of Old EVI, the offering by Old EVI of the EVI Notes, the Recapitalization of Old Telex (including the offering by Old Telex of the Telex Notes) and the Merger of Old Telex with and into EVI had occurred at the beginning of Fiscal 1997. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which occurred, nor are they indicative of future results of operations (in thousands).

                                                     Pro Forma       Pro Forma
                                                     Full Year       Full Year
                                                       Ended           Ended
                                                   February 28,     February 28,
                                                       1998             1997
                                                    As Adjusted     As Adjusted
                                                   ------------     -----------
  Net sales....................................     $ 345,211        $ 362,927
  Operating income(a)..........................        24,082           43,416
  Net income (loss)(a).........................       (15,491)           3,911

-----------
(a) Included in Fiscal 1998 operating income and net income (loss) as presented, are non-cash compensation charges for stock options associated with the Recapitalization, non-recurring charges for management cash bonus, restructuring charges and non-cash impairment loss described in Note 3 below.

3. RESTRUCTURING AND SPECIAL CHARGES

    Restructuring Charges

      In the fourth quarter of Fiscal 1998, the Company recorded a pre-tax restructuring charge of $6.2 million attributable to the Merger-related consolidation of certain product lines, and the consolidation of certain of its worldwide manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize the available manufacturing and operating capacity and to enhance competitiveness. The consolidation will include the closure of some facilities and will also include the transfer of a portion of the work from certain facilities to the Company's remaining locations. The Company expects to complete substantially all of the restructuring of the operations by early Fiscal 2000, and expects to complete the sale and disposal of the owned facilities and equipment related to those operations by late Fiscal 2000.

      Included in the restructuring charges are $2.5 million associated with severance pay for terminated employees, most of whom work in the facilities to be closed or from which work is to be transferred to other locations, $2.8 million associated with reserves established for the write-down to fair market value of certain assets (primarily inventories related to the products to be discontinued, and land, building and equipment to be sold, made obsolete or redundant), and $0.9 million associated with other costs. As of February 28, 1998, the Company has not incurred any cash related restructuring costs.

Long-lived Asset Impairment.

      For the year ended February 28, 1998, the Company recognized an impairment loss of $2.2 million against operating income for certain intangible assets, including dealer and distributor lists, patents and engineering drawings and goodwill as a result of changed business conditions for certain product lines within the Company's two business segments. Considerable management judgment is necessary to estimate future cash flows. Accordingly, it is reasonably possible that the estimated discounted future cash flows may change in the near term resulting in the need to write these or other long-lived assets down further.

4. INVENTORIES

      Inventories consist of the following (in thousands):

                                                          February 28,
                                                    -----------------------
                                                      1998           1997
                                                    --------       --------
Raw materials..................................     $ 37,653       $ 19,830
Work in progress...............................       10,314          7,104
Finished goods.................................       33,978         24,207
                                                    --------       --------
                                                    $ 81,945       $ 51,141
                                                    ========       ========

5. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following (in thousands):

                                                               February 28,
                                                       -------------------------
                                                         1998             1997
                                                       --------         --------
Land .........................................         $  2,888         $  3,583
Buildings and improvements ...................           23,409            4,217
Machinery and equipment ......................           85,852           23,867
Construction in progress .....................            3,053               --
                                                       --------         --------
                                                        115,202           31,667
Less accumulated depreciation ................           64,260              256
                                                       --------         --------
                                                       $ 50,942         $ 31,411
                                                       ========         ========

6. INTANGIBLE ASSETS

      Intangible assets consist of the following (in thousands):

                                                               February 28,
                                                       -------------------------
                                                         1998             1997
                                                       --------         --------
Goodwill .......................................       $83,052           $60,588
Dealer and distributor lists ...................         5,626                --
Patents and engineering drawings ...............         5,762                --
Other intangibles ..............................         2,805                --
                                                       -------           -------
                                                        97,245            60,588
Less accumulated amortization ..................        18,677                75
                                                       -------           -------
                                                       $78,568           $60,513
                                                       =======           =======

7. DEBT

Revolving Lines of Credit

      In May 1997, the Company entered into the Revolving Credit Facility, as part of the Senior Secured Credit Facility. Under this Facility, the Company may make borrowings of up to $25.0 million, subject to a borrowing base calculation. Interest on outstanding borrowings is calculated, at the Company's option, using the bank's prime rate or LIBOR plus specified margins. The revolving line of credit expires November 30, 2002. The facility requires an annual commitment fee of 0.5% of the unused portion of the commitment. Borrowings are secured by accounts receivable and inventory. The Company had letters of credit outstanding in the amount of $7.6 million at February 28, 1998 reducing the availability under the facility. Net availability at February 28, 1998 under the Revolving Credit Facility totaled $10.6 million, after applying applicable borrowing base limitations.

      Certain foreign subsidiaries of the Company have entered into agreements with banks to provide for local working capital needs. As of February 28, 1998 and 1997, the total aggregate availability of these arrangements, including letter of credit issuance, was $4.7 million and $4.4 million, respectively. The rates of interest in effect on these facilities as of February 28, 1998, ranged from 1.9% to 9.3%, and are generally subject to change based upon prevailing local prime rates. In certain instances, the facilities are secured by a lien on foreign real property, leaseholds or accounts receivables and inventory or guaranteed by another subsidiary of the Company.

Long-term debt

      Long-term debt consists of the following (in thousands):

                                                              February 28,
                                                       -------------------------
                                                         1998             1997
                                                       --------         --------
Senior Subordinated Notes, due May 1, 2007,
  bearing interest of 10 1/2%
  payable semiannually, unsecured ..................   $125,000          $   --

Senior Subordinated Notes, due March 15, 2007,
  bearing interest of 11%
  payable semiannually, unsecured ..................    100,000              --

                                                              February 28,
                                                       -------------------------
                                                         1998             1997
                                                       --------         --------
Senior Secured Credit Facility (Term Loan Facility)
   o   Term Loan A, due in quarterly
       installments through November 30,
       2002, bearing interest at LIBOR
       plus 2.5% (8.19% at February 28,
       1998) payable semiannually,
       secured by substantially all
       assets of the Company ...........                50,000               --

   o   Term Loan B, due in quarterly
       installments through November 30,
       2004, bearing interest at LIBOR
       plus 3.0% (8.69% at February 28,
       1998) payable semiannually,
       secured by substantially all
       assets of the Company ...........                65,000               --

Senior Subordinated Credit Facility
 (repaid during year) ..................                    --           75,000

Term Loan (repaid during year) .........                    --           35,000
                                                      --------         --------
                                                       340,000          110,000
           Less current portion ........                10,125            1,000
                                                      --------         --------
                                                      $329,875         $109,000
                                                      ========         ========

      The Senior Subordinated Notes and the Senior Secured Credit Facility contain certain financial and non-financial restrictive covenants, including limitations on: additional indebtedness, payment of dividends, certain investments, sale of assets and consolidations, mergers, transfers of all or substantially all of the Company's assets and capital expenditures, subject to certain qualifications and exceptions. The Company was in compliance with or had received waivers for all covenants related to the Senior Subordinated Notes and Senior Secured Credit Facility as of February 28, 1998.

      Aggregate annual maturities of long-term debt are as follows (in thousands):

          Year Ended February 28,
          -----------------------
          1999(a).................                 $ 10,125
          2000....................                    8,500
          2001....................                    9,250
          2002....................                   12,500
          2003....................                   18,375
          Thereafter..............                  281,250
                                                   --------
                                                   $340,000
                                                   ========

(a) As of February 28, 1998, $10.1 million of the Company's Term Loan Facility is payable in the next twelve months. Of such amount, $1.9 million was due on February 28, 1998 and was payable, and was paid on March 2, 1998.

8. INCOME TAXES

      Significant components of the provision (benefit) for income taxes attributable to income (loss) including the extraordinary item are as follows (in thousands):

                                                       Period from February 11,
                                         Year Ended          1997 Through
                                     February 28, 1998    February 28, 1997
                                     -----------------    -----------------
Current:
   Federal .......................        $(7,209)            $   277
   State .........................             --                  --
   Foreign .......................           (494)                374
                                          -------             -------
                                           (7,703)                651
Deferred .........................          6,332                  --
                                          -------             -------
                                          $(1,371)            $   651
                                          =======             =======

      A reconciliation of the income taxes computed at the federal statutory rate to the Company's income tax provision (benefit) including the extraordinary loss is as follows (in thousands):

                                                       Period from February 11,
                                         Year Ended          1997 Through
                                     February 28, 1998    February 28, 1997
                                     -----------------    -----------------
Federal provision (benefit) at
 statutory rate ...................      $(18,950)           $    502
State provision (benefit), net
 of federal tax ...................        (1,843)                 38
Amortization and write-off of
 goodwill .........................         1,430                  29
Change in deferred tax asset
 valuation allowance and other
 income tax accruals ..............        16,533                  --
Recapitalization costs ............         2,522                  --
Foreign tax rate differences ......          (814)                 82
Other .............................          (249)                 --
                                         --------            --------
                                         $ (1,371)           $    651
                                         ========            ========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                              February 28,
                                                       -------------------------
                                                         1998             1997
                                                       --------         --------
Deferred tax liabilities:
  Tax over book depreciation .......................     $  7,440      $  6,624
  Unremitted foreign earnings ......................           --         1,650
                                                         --------      --------
     Total deferred tax liabilities ................        7,440         8,274
                                                         --------      --------
Deferred tax assets:
  Compensation related .............................        3,942            --
  Book over tax amortization .......................        3,666            --
  Pension ..........................................        1,123            --
  Inventory reserves ...............................        2,473         1,140
  Accounts receivable allowance ....................        1,028           118
  Deferred revenue .................................          191            --
  Vacation accrual .................................        1,125            --
  Warranty reserves ................................        1,055         1,290
  Restructuring reserves ...........................        2,931            --
  Tax loss carryforward ............................        4,475            --
  Other ............................................        2,302           614
                                                         --------      --------
     Total deferred tax assets .....................       24,311         3,162
  Valuation allowance for deferred tax assets ......      (16,533)           --
                                                         --------      --------
     Net deferred tax assets .......................        7,778         3,162
                                                         --------      --------
  Net deferred tax assets (liabilities) ............     $    338      $ (5,112)
                                                         ========      ========

      The Company has established a net deferred tax valuation allowance of $16.5 million, charged to the income tax provision for the year ended February 28, 1998, due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

      In addition, the Company has not recognized any income tax benefit related to the excess of the market price over the exercise price of the exercised options of $27.6 million. The income tax benefit once realized, will be credited to shareholder's equity.

      Prior to the merger of Old Telex and Old EVI, Old Telex received a settlement offer from the IRS with respect to the amortization of its intangibles for the taxable years 1990, 1991 and 1992. Old Telex reviewed the IRS settlement offer and determined not to accept it. Any adjustment imposed by the IRS relating to the intangible assets would not likely result in a material adjustment to the Company's operations, because it would be recorded principally as an adjustment to goodwill.

      A deferred tax liability attributable to unremitted earnings existing at the Acquisition Closing Date was established at the acquisition date. Subsequent to the Acquisition, accumulated and current unremitted earnings of the Company's foreign subsidiaries are deemed to be reinvested in each country and are not expected to be remitted.

9. RELATED PARTY TRANSACTIONS

      Holdings' principal asset is its investment in the Company and, therefore, Holdings is dependent on the operations of the Company for its cash flow needs. However, there are no agreements between the Company and Holdings requiring the transfer of funds from the Company to Holdings. The Senior Subordinated Notes and the provisions of the indenture agreements pursuant to which the Senior Subordinated Notes were issued restrict Telex's payment of dividends, loans or advances to its affiliates.

      The Company pays fees to Holdings' majority shareholder for management services in the amount of $1.7 million annually. For the year ended February 28, 1998, the Company recorded a charge to operations of $2.1 million for such fees.

      Income taxes payable and receivable include tax benefits related to Holdings as the Company makes all tax payments for the consolidated group and amounts recorded are included within other long-term liabilities on the consolidated balance sheets.

10. RETIREMENT PLANS

      The Company has a noncontributory defined benefit pension plan. Eligibility, vesting and benefit formula provisions of the plan are based on years of service and average final compensation. Pension costs are funded annually subject to limitations.

      The components of pension cost are as follows (in thousands):

                                                                   Period from
                                                                   February 11,
                                                     Year Ended    1997 through
                                                    February 28,   February 28,
                                                        1998           1997
                                                       --------     --------
Service cost for benefits earned during the period .  $  1,452      $     16
Interest cost on projected benefit obligation ......     1,659            --
Actual return on plan assets .......................    (5,731)           --
Net amortization and deferral ......................     4,476            --
                                                      --------      --------
Net pension cost ...................................  $  1,856      $     16
                                                      ========      ========

      The following table presents the funded status of the above plan as recognized in the consolidated balance sheets (in thousands):

                                                              February 28,
                                                       -------------------------
                                                         1998             1997
                                                       --------         --------
Actuarial present value of benefit obligation:
   Vested benefits .................................      $20,616      $     15
   Nonvested benefits ..............................          318             1
                                                         --------      --------
Accumulated benefit obligation .....................       20,934            16
Effect of projected pay increases ..................        6,756            --
                                                         --------      --------
Projected benefit obligation .......................       27,690            16
Less plan assets at market value ........................       22,609            --
                                                         --------      --------
Projected benefit obligation in excess of plan assets       5,081            16
Less unrecognized net loss ..............................        1,060            --
Less unrecognized net transition obligation .............          122            --
Less unrecognized prior service cost ....................            8            --
Additional minimum liability .......................           80            --
                                                         --------      --------
Pension liability accrued ..........................      $ 3,971      $     16
                                                         ========      ========

      Assumptions used in the accounting for the defined benefit plan were as follows:

                                                              February 28,
                                                       -------------------------
                                                         1998             1997
                                                       --------         --------
Weighted average discount rate .....................      7.0%           7.5%
Rate of increase in future compensation levels .....      4.5%           0.0%
Expected long-term rate of return on plan assets ...      9.0%           N/A


      Plan assets consist primarily of equity and debt securities and cash equivalents.

      As of the Acquisition Closing Date, the Company ceased withholding 401(k) contributions from employees' payroll until the time the Company could establish its own defined-contribution plan. Pursuant to the Purchase Agreement, the assets of the Sellers' defined-contribution pension plan that relate to the Company's employees will be transferred into the Company's plan, and, at such time, employee payroll withholding for 401(k) contributions into the Company's defined-contribution plan will continue. Accordingly, the Company has not recognized any liability for these contributions since the date of the Acquisition.

      The Company's Japanese subsidiary also has a retirement and termination plan (the "Retirement Plan"), which provides benefits to employees in Japan upon their termination of employment. The benefits are based upon a multiple of the employee's monthly salary, with the multiple determined based upon the employee's years of service. The multiple paid to employees who retire or are involuntarily terminated is greater than the multiple paid to those who voluntarily terminate their services. The Retirement Plan is unfunded, and the accompanying consolidated balance sheet includes a liability of approximately $917 at February 28, 1998, which represents the actuarially determined estimated present value of the Company's liability as of this date. In developing this estimate, the actuary used appropriate discount and compensation growth rates prevailing in Japan of 2.4% and 1.1%, respectively. For the year ended February 28, 1998 and the period from February 10, 1997 through February 28, 1997, the Company charged $274 and $5, respectively, to expense for this plan.

11. POSTRETIREMENT BENEFITS

      The Company is required to provide health and life insurance benefits to certain employees of its U.S. operations upon retirement. Contributions required to be paid by the employees towards the cost of such plans are a flat dollar amount per month in certain instances, or a range from 25% to 100% of the cost of such plans in other instances.

      Net postretirement benefit expense included the following components (in thousands):

                                                                   Period from
                                                                   February 11,
                                                     Year Ended    1997 through
                                                    February 28,   February 28,
                                                        1998           1997
                                                       --------     --------
Service cost .......................................  $   21.5      $    0.7
Interest cost ......................................      33.6           1.3
Actual return on plan assets .......................        --            --
Net amortization and deferral ......................       2.1            --
                                                      --------      --------
Net periodic postretirement benefit expense ........      57.2      $    2.0
                                                      ========      ========
Accumulated postretirement benefit obligations:
Retirees ...........................................  $     --      $     --
Fully eligible active plan participants ............     124.1         126.0
Other active plan participants .....................     277.6         219.0
                                                      --------      --------
                                                         401.7         345.0
Fair value of plan assets ..........................        --            --
                                                      --------      --------

Excess of accumulated postretirement benefit
  obligations over plan assets .....................     508.5         345.0
Unrecognized prior service cost ....................        --            --
Unrecognized net loss (gain) .......................     106.8            --
Unrecognized net transition obligation (asset) .....        --            --
                                                      --------      --------
Accrued postretirement benefit cost ................  $  401.7      $  345.0
                                                      ========      ========

      The assumed health care cost trend rate used in measuring the benefit obligation is 8% for the year ended February 28, 1998, declining at a rate of 1.5% per year to an ultimate rate of 5.0% in 2000. The weighted average discount rate used in determining the benefit obligation at February 28, 1998, is 7.75%.

      The Company does not provide any post-employment benefits which would require accrual under Statement of Financial Accounting Standards No. 112.

12. COMMITMENTS AND CONTINGENCIES

Litigation

      The Company is a party to various legal actions in the normal course of business. The Company believes that it is not currently party to any litigation which, if adversely determined, would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Environmental matters

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

      The Company's environmentally related expenditures for the year ended February 28, 1998 and for the period from February 11, 1997, through February 28,1997, were not material. The Company does not believe that the costs to the Company of environmental compliance under current laws and regulations will have a material adverse effect on the financial position or results of operations of the Company.

      There can be no assurance that the Company's estimated environmental expenditures, which the Company believes to be reasonable, will cover in full the actual amounts of environmental obligations the Company does incur, that the Sellers will pay in full the indemnified environmental liabilities when they are incurred, that new or existing environmental laws will not affect the Company in currently unforeseen ways or that present or future activities undertaken by the Company will not result in additional environmentally related expenditures. However, the Company does not believe that the costs to the Company of the environmental compliance under current laws and regulations will have a material adverse effect on the financial position or results of operations of the Company.

Employment contracts

      The Company has employment contracts with certain key executives that require the Company to pay severance or salary continuance pay equal to amounts ranging from nine to twelve months' salary in the event such executives are terminated without cause.

Lease commitments

      At February 28, 1998, the Company had various noncancellable operating leases for manufacturing, distribution and office buildings, warehouse space and equipment.

      Approximate future minimum rental commitments under all noncancelable operating leases are as follows (in thousands):

             Year Ended February 28,
             -----------------------
             1999...................................  $2,231
             2000...................................   1,813
             2001...................................   1,453
             2002...................................     258
             2003...................................     232
             2004 and thereafter....................     802
                                                      ------
             Total minimum lease commitments........  $6,789
                                                      ======

13. SEGMENT INFORMATION

      Subsequent to the Mergers, the Company reorganized what had been classified as Old Telex's four strategic business units and Old EVI's four principal lines of business into the following two business segments:
Professional Sound and Entertainment and Multimedia/Communications.

      (i) Professional Sound and Entertainment, which includes Old EVI's three principal lines of business within the overall professional audio market: (1) Fixed Installation; (2) Professional Music Retail; and
           (3) Concert/Recording/ Broadcast and Old Telex's Broadcast Communications Systems and Sound Reinforcement product groups (these businesses were previously part of Old Telex's Professional Sound and Entertainment Group); and

      (ii) Multimedia/Communications, which includes all of Old Telex's Multimedia/Audio Communications, RF/Communications, and Hearing Instruments Groups, the Tape Duplication product group from Old Telex's Professional Sound and Entertainment Group and Old EVI's Other Applications line of business, consisting of handheld microphones and earphones for field and aircraft communications, both military and civilian, equipment for high-speed duplication of audio tapes, and components marketed to original equipment manufacturers for incorporation into their products.

      The amounts in the tables below have been restated to coincide with the new business segments. Individual product line results comprising each segment have not been restated, and the Company has applied consistent allocation methodologies to determine those results.

                                                                                                  Period from February 11, 1997
                                                       Year Ended February 28, 1998                 through February 28, 1997
                                                ----------------------------------------   ----------------------------------------
                                                 Professional                              Professional
                                                  Sound and     Multimedia/                  Sound and      Multimedia/
                                                Entertainment Communications   Corporate   Entertainment  Communications  Corporate
                                                ----------------------------   ---------   -------------  --------------  ---------
Net sales to unaffiliated customers:
    North America ...........................      $ 125,149     $ 101,008     $      --      $   7,599     $     796     $      --
    Europe ..................................         51,961            --            --          2,952            --            --
    Asia and other foreign ..................         37,426            --            --          3,569            --            --
                                                   ---------     ---------     ---------      ---------     ---------     ---------
      Total net sales to customers ..........      $ 214,536     $ 101,008     $      --      $  14,120     $     796     $      --
                                                   =========     =========     =========      =========     =========     =========
Operating income (loss):
    North America ...........................      $   8,984     $   5,544     $  (4,791)     $   1,579     $     120     $    (100)
    Europe ..................................          1,042            --            --            375            --
    Asia and other foreign ..................            224            --            --            371            --
                                                   ---------     ---------     ---------      ---------     ---------     ---------
         Total operating income (loss) ......      $  10,250(a)  $   5,544(a)  $  (4,791)(a)  $   2,325     $     120     $    (100)
                                                   =========     =========     =========      =========     =========     =========

Depreciation and amortization:
    North America ...........................      $   4,093     $   2,363     $   3,387      $     205     $      13     $      10
    Europe ..................................            872            --            --             33            --            --
    Asia and other foreign ..................            636            --            --             70            --            --
                                                   ---------     ---------     ---------      ---------     ---------     ---------
         Total depreciation and
            amortization ....................      $   5,601     $   2,363     $   3,387      $     308     $      13     $      10
                                                   =========     =========     =========      =========     =========     =========

Capital expenditures:
    North America ...........................      $   4,131     $   1,793     $   2,566      $      47     $      --     $      10
    Europe ..................................            561            --            --              5            --            --
    Asia and other foreign ..................            199            --            --              5            --            --
                                                   ---------     ---------     ---------      ---------     ---------     ---------
         Total capital expenditures .........      $   4,891     $   1,793     $   2,566      $      57     $      --     $      10
                                                   =========     =========     =========      =========     =========     =========
                                                          As of February 28, 1998                   As of February 28, 1997
                                                ----------------------------------------   ----------------------------------------
                                                 Professional                              Professional
                                                  Sound and     Multimedia/                  Sound and      Multimedia/
                                                Entertainment Communications   Corporate   Entertainment  Communications  Corporate
                                                ------------- --------------   ---------   -------------  --------------  ---------
Identifiable assets:
    North America ...........................      $  80,734     $  47,989     $ 110,047      $  47,758     $   8,446     $  82,205
    Europe ..................................         39,491            --            --         42,580            --
    Asia and other foreign ..................         25,160            --            --         27,126            --
                                                   ---------     ---------     ---------      ---------     ---------     ---------
         Total identifiable assets ..........      $ 145,385     $  47,989     $ 110,047      $ 117,464     $   8,446     $  82,205
                                                   =========     =========     =========      =========     =========     =========

(a) Included in operating income (loss) are restructuring charges of $5,431, $667 and $124 and special charges of $280, $1,951 and zero, for Professional Sound and Entertainment, Multimedia/Communication and Corporate, respectively.

      The net sales to customers reflect the sales of the Company's operating units in each geographic area to unaffiliated customers. Export sales from the United States to unaffiliated customers were approximately $39,380 and $761 for the year ended February 28, 1998 and for the period from February 11, 1997, through February 28, 1997, respectively. Sales from the Company's subsidiaries in Canada, Singapore, United Kingdom, Hong Kong, Germany, France, Switzerland, Japan and Australia accounted for approximately 75%, and 50% of the total international sales for the year ended February 28, 1998 and the period from February 11, 1997 through February 28, 1997, respectively. Substantially all of the Company's international sales are transacted in United States dollars. The Company's operating profits on export sales are comparable to those realized on domestic sales.

      Corporate identifiable assets and capital expenditures relate principally to the Company's investment in information systems and corporate facilities, as well as cost in excess of net assets acquired included in intangible assets and deferred financing costs.

14. EQUITY

Stock Split

      On June 25, 1997, Holdings' board of directors approved a 20-for-1 stock split of all Holdings' outstanding common stock. All common stock options have been restated for the period presented to reflect the common stock split.

Stock Compensation Plans

      In Fiscal 1992, Holdings granted options to purchase up to 821,280 shares of Holdings common stock at an exercise price of $0.0005 per share to the new Chairman, President and Chief Executive Officer of the Company. Options exercised during Fiscal 1998 were 14,000 and as of February 28, 1998, all such options have been exercised.

      In Fiscal 1993, Holdings and the Company adopted a non-qualified option plan, the 1993 Stock Option Plan, which, as amended, authorized the issuance of options to purchase shares of Holdings common stock, at exercise prices ranging from $0.075 to $2.80 per share, to key employees; as of May 6, 1997, 242,000 options were granted and fully vested. Effective as of the Recapitalization Closing Date, all options granted under the 1993 Stock Option plan became subject to the terms of the 1997 Stock Option Plan.

      The 1997 Stock Option Plan authorizes the issuance of up to 769,460 shares of Holdings common stock, of which 557,000 have been granted. The exercise price of these options ranges from $7.98 to $31.93. The non-qualified options may be granted to certain key employees, directors and independent contractors of the Company or Holdings.

      A summary of the Company's stock option activity, and related information for the period from May 6, 1997 (the date on which both entities came under common control) through February 28, 1998, is as follows:

                                                                    Weighted
                                                                     Average
                                                     Options     Exercise Price
                                                     -------     --------------
Beginning of period .............................    242,000      $   1.27

Granted .........................................    557,020         14.80
Exercised .......................................       (873)         7.98
Canceled ........................................    (17,587)        17.63
                                                    --------

End of period ...................................    780,560         10.61
                                                    ========

Exercisable at end of period ....................    289,500          2.37
                                                    ========

Available for future grants .....................    212,440
                                                    ========

      Exercise prices for options outstanding as of February 28, 1998 range from $0.075 to $31.93. The weighted average remaining contractual life of those options is 9.3 years as of February 28, 1998.

Compensation expense has been recognized for options granted below fair market value as of the date of grant over their respective vesting periods.

      In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans, and, accordingly, recognizes compensation expense to the extent that the market price of the common stock exceeds the option price on the date of grant.

      The fair value of each option granted is estimated as of the date of grant using the Black-Scholes single option-pricing model using a risk-free interest rate of 6.57% and no expected dividend yield. Had compensation expense for stock options been determined based on the fair value method (instead of the intrinsic value method) at the grant dates for the awards, the Company's net loss for the year ended February 28, 1998, would have increased by $970,000. The effects of applying the fair value method of measuring compensation expense for the periods presented is not likely to be representative of the effects of future years in part because the fair value method was applied only to stock options granted after February 28, 1995.

Warrants

      Certain directors of the Company have been granted warrants representing the right to purchase up to 27,235 shares of common stock of Holdings, at an exercise price of $31.93 per share. A portion of these warrants became exercisable on the date of grant, whereas the remainder will become exercisable through 2001, provided in each case that the holder of the warrant is a director of the Company on the date of exercise.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate fair value.

      Cash and cash equivalents, accounts receivable, accounts payable and revolving line of credit:
      The carrying amount approximates fair value because of the short maturity of these instruments.

      Long-term debt:
      The fair value of the Company's long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market rates for the notes.

      The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                       February 28, 1998     February 28, 1997
                                      ---------------------  -------------------
                                       Carrying     Fair     Carrying     Fair
                                        Amount      Value     Amount      Value
                                      ---------   --------   --------   --------
Cash and cash equivalents ..........   $  5,163   $  5,163   $  7,044   $  7,044
Accounts receivable ................     59,106     59,106     42,856     42,856
Accounts payable ...................     21,039     21,039     15,250     15,250
Revolving line of credit ...........     12,339     12,339         --         --
Long-term debt, excluding Senior
  Subordinated Notes ...............    115,000    115,000    110,000    110,000
Senior Subordinated Notes ..........    225,000    208,000         --         --

16. SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENT OF CASH
    FLOWS

      For the period from February 11, 1997, through February 28, 1997, the net cash used for business acquisitions, net of cash acquired, was allocated as follows:

              Working capital......................    $ 63,878
              Plant and equipment..................      31,649
              Purchase price in excess of the
                net tangible assets acquired.......      60,588
              Deferred financing costs.............       6,450
              Other assets.........................       1,358
              Noncurrent liabilities...............      (9,308)
                                                       --------
              Net cash used for acquisition........    $154,615
                                                       ========

17. SUBSEQUENT EVENT

Sale of Business

      In April, 1998 the Company sold the assets, exclusive of the land and building, of Gauss, its California-based high-speed, bin-loop, tape duplication business and operations, for $0.7 million subject to certain adjustments attributed to changes in working capital. The Company does not expect the sale to have a material impact on its consolidated financial position and results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EV International, Inc.:

We have audited the accompanying consolidated statements of income and retained earnings and cash flows of EV International, Inc. (a Delaware corporation) for the period from March 1, 1996 through February 10, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of EV International, Inc. for the period from March 1, 1996 through February 10, 1997, in conformity with generally accepted accounting principles.

                                    ARTHUR ANDERSEN LLP

New York, New York,
May 9, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Management of
EV International, Inc.

We have audited the accompanying consolidated statements of income and retained earnings, and cash flows of EV International, Inc. (the "Company") for the year ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended February 29, 1996, in conformity with generally accepted accounting principles.

                                    COOPERS & LYBRAND L.L.P.

Rochester, New York
August 7, 1996
(February 10, 1997 as to effects
of the reorganization discussed
in Note 1)

                             EV INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (In thousands)

                                                       For the
                                                     Period from
                                                     March 1, 1996    For the
                                                        Through      Year Ended
                                                     February 10,   February 29,
                                                         1997           1996
                                                   -----------------  ---------
Net sales .......................................     $ 177,100      $ 195,500
Cost of sales ...................................       112,100        123,900
                                                      ---------      ---------
  Gross profit ..................................        65,000         71,600
                                                      ---------      ---------
Operating expenses:
  Engineering ...................................         8,000          8,500
  Selling, general and administrative ...........        41,600         44,400
  Amortization of goodwill ......................           900          1,000
                                                      ---------      ---------
                                                         50,500         53,900
                                                      ---------      ---------
Operating profit ................................        14,500         17,700

Gain on sale of assets ..........................            --            400
                                                      ---------      ---------
  Income before taxes ...........................        14,500         18,100

Provision for income taxes ......................         6,200          7,100
                                                      ---------      ---------
  Net income ....................................         8,300         11,000

Retained earnings, at the beginning of the year .       133,000        118,700

  Cash transfers (to) from Parent, net and
      adjustments resulting from the acquisition
      (see Note 1) ..............................        (2,000)         3,300
                                                      ---------      ---------
Retained earnings, at the end of the period .....     $ 139,300      $ 133,000
                                                      =========      =========

   The accompanying notes are an integral part of these financial statements.

                             EV INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       For the
                                                     Period from
                                                     March 1, 1996    For the
                                                        Through      Year Ended
                                                     February 10,   February 29,
                                                         1997           1996
                                                   -----------------  ---------
Cash Flows From Operating Activities:
  Net income .......................................   $  8,300      $ 11,000
  Items not affecting cash:
      Depreciation and amortization ................      5,100         5,100
      Deferred income tax (benefit) ................        700          (300)
  Changes in assets and liabilities
      Accounts receivable ..........................       (500)       (5,100)
      Inventories ..................................     (2,100)       (8,500)
      Other assets .................................     (2,500)         (100)
      Accounts payable .............................       (800)          300
      Other liabilities ............................     (2,900)       (2,000)
                                                       --------      --------
            Net cash provided by operating
               activities ..........................      5,300           400
                                                       --------      --------

  Cash Flows From Investing Activities to
      purchase equipment ...........................     (3,300)       (3,700)
                                                       --------      --------

      Net cash transferred from (to) Parent and
          adjustments resulting from the
          acquisition (see Note 1) .................   $ (2,000)     $  3,300
                                                       ========      ========

   The accompanying notes are an integral part of these financial statements.

                     EV INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

1.  BACKGROUND INFORMATION AND
    SIGNIFICANT ACCOUNTING POLICIES

      Prior to the date of their disposition on February 10, 1997, Mark IV Industries, Inc. ("Mark IV") was the owner of a number of operating divisions and subsidiaries which made up its professional audio business, referred to as the Mark IV Audio Group (the "Group"). Effective February 10, 1997, Mark IV completed a reorganization of the Group in which certain assets and liabilities not relating to the business of the Group were transferred out of the parent company of the Group, Gulton Industries, Inc. ("Gulton"). On the same date, (i) all the issued and outstanding stock of Gulton was then sold to an indirect acquisition subsidiary of Greenwich Street Capital Partners, L.P. ("Sub"), (ii) Sub merged with and into Gulton, with Gulton surviving, (iii) Gulton merged with and into Electro-Voice, Incorporated ("EV"), Mark IV Audio, Inc., Mark IV Audio Magnetic, Inc. and LFE Corporation, with EV surviving, and (iv) EV changed its name to EV International, Inc. (the "Company"). The accompanying financial statements have been restated to reflect the foregoing steps and include the accounts of Gulton. All references to the Company relate to the business of the Mark IV Audio Group, and exclude any activities which may have been a part of the Company during the reporting periods, but which were transferred out as part of the foregoing steps. There were no adjustments to the net assets or net income of the Group as a result of this reorganization. The operating subsidiaries and divisions of the Company are as follows:

    Audio Consultants Co., Limited      Mark IV Audio (Europe) AG
    Altec Lansing International         Mark IV Audio (Aust.) Pty Ltd.
    Cetec International Limited         Mark IV Audio Canada, Inc.
    Dearden Davies Associates Limited   Mark IV Audio France S.A.
    Dynacord France                     Mark IV Audio Hong Kong Limited
    Dynacord Audio GmbH                 Mark IV Audio Japan Ltd.
    Klark-Teknik PLC                    Nivenfield (1992) Limited
                                        Rebis Audio Limited

      Mark IV Audio Japan had a certain minority ownership interest as of February 29, 1996. As part of the reorganization described above, the minority interest was acquired by Mark IV, and Mark IV Audio Japan became a 100%-owned subsidiary.

      The financial statements reflect all of the operations making up the Company and no recognition has been made to reflect the minority interests that existed as of the various financial statement dates. All significant intergroup transactions have been eliminated. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. It should be recognized that the actual results could differ from those estimates. The Company's significant accounting policies are as follows:

      Property, Plant and Equipment

      The Company provides for depreciation of plant and equipment primarily on the straight-line method to amortize the cost of such plant and equipment over their useful lives. Depreciation expense was approximately $4,200 for the period from March 1, 1996 through February 10, 1997 and $4,100 in fiscal 1996.

      Cost in Excess of Net Assets Acquired ("Goodwill")

      Management continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the business. Goodwill is amortized on the straight-line method over a 40-year period. Amortization expense was approximately $900 for the period from March 1, 1996 through February 10, 1997, and $1,000 in fiscal 1996.

      Income Taxes

      Mark IV adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), in fiscal 1994. The adoption of this standard retroactively changed Mark IV's method of accounting for income taxes from the deferred method to the liability method. The Company's provisions for income taxes have been calculated on the separate return basis.

      Postretirement Benefits

      Mark IV adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"), effective as of February 28, 1993. SFAS No. 106 required the estimated present value of the Company's liability for its commitments to provide health and life insurance benefits to its retirees to be included in the balance sheet. The related expense is required to be recognized on the accrual method over the remaining years of the employees' active service, up to the dates of the individual's eligibility to retire and begin receiving the benefit.

      Research and Development Costs

      Research and development costs are expensed as incurred and amounted to approximately $7,700 for the period from March 1, 1996 through February 10, 1997, and $8,200 in the fiscal year 1996.

      Foreign Currency

      The assets and liabilities of the Company's foreign operations are translated at year-end exchange rates, and resulting gains and losses are included as a part of net equity. Realized foreign currency transactions recognized at the Company level have been eliminated from the accompanying consolidated statements of income, since such transactions are in integral part of Mark IV's consolidated currency exposure, including operations other than those of the Company.

2. INCOME TAXES

      Income before taxes and the related provision for income taxes for the period from March 1, 1996 through February 10, 1997, and for fiscal 1996, consist of the following:

                                                           1997          1996
                                                         --------      --------
Income before taxes:
   United States ...................................     $ 10,700      $ 10,600
   Foreign .........................................        3,800         7,500
                                                         --------      --------
       Total income before taxes ...................     $ 14,500      $ 18,100
                                                         ========      ========
Provision for income taxes:
   Currently payable-
      United States ................................     $  4,700      $  5,300
      Foreign ......................................          800         2,100
                                                         --------      --------
       Total currently payable .....................        5,500         7,400
                                                         --------      --------
   Deferred-
      United States ................................          200          (600)
      Foreign ......................................          500           300
                                                         --------      --------
       Total deferred income tax (benefit) .........          700          (300)
                                                         --------      --------
       Total provision for income taxes ............     $  6,200      $  7,100
                                                         ========      ========

      The provision for income taxes for the period from March 1, 1996 through February 10, 1997 and, for fiscal year 1996, differs from the amount computed using the U.S. statutory income tax rate as follows:

                                                           1997          1996
                                                         --------      --------
Expected tax at U.S. statutory income tax
   rate ............................................     $  5,100      $  6,300
Permanent differences ..............................          600           200
State and local income taxes .......................          600           400
Foreign tax rate differences .......................         (100)          200
                                                         --------      --------
Total provision for income taxes ...................     $  6,200      $  7,100
                                                         ========      ========

      For purposes of these financial statements, the undistributed earnings of Gulton's foreign subsidiaries were considered to have been reinvested in each country, and were not expected to be remitted back to Mark IV.

3. PENSION AND RETIREMENT SAVINGS PLANS

      Prior to the consummation of the steps set forth in Note 1, the Company's U.S. employees participated in one of a number of defined-benefit pension plans which were funded and administered by Mark IV. Such plans provide retirement benefits based upon the employees' age, earnings and years of service, or were based upon years of service multiplied by stated monthly benefit amounts. The Company recognized an expense for the estimated service cost of such plans of approximately $350 for the period from March 1, 1996 through February 10, 1997, and approximately $400 in fiscal 1996. The plans are a part of Mark IV's Master Defined Benefit Plan, and the funded position and responsibility for benefit payments were managed by Mark IV.

      Certain of the Company's U.S. employees also participated in defined contribution plans which were also funded and administered by Mark IV. The Company recognized an expense of approximately $170 for the period from March 1, 1996 through February 10, 1997, and approximately $200 for these plans in fiscal 1996.

      The Company's Japanese subsidiary also had a retirement and termination plan (the "Retirement Plan") which provided benefits to employees in Japan upon their termination of employment. The benefits were based upon a multiple of the employee's monthly salary, with the multiple determined based upon the employee's years of service. The multiple paid to employees who retired or are involuntarily terminated is greater than the multiple paid to those who voluntarily terminate their services. The Company recognized an expense of approximately $100 for these plans for the period from March 1, 1996 through February 10, 1997 and approximately $100 in fiscal 1996.

4. POSTRETIREMENT BENEFITS

      The Company provided health and life insurance benefits to a number of existing retirees from its U.S. operations. Contributions required to be paid by the retirees towards the cost of such plans are a flat dollar amount per month in certain instances, or a range from 25% to 100% in other instances. The Company also had a number of active employees who will receive such benefits upon their retirement.

      The Company's postretirement benefit expense on the accrual method for the period from March 1 through February 10, 1997, and for fiscal 1996 includes the following components:

                                                           1997          1996
                                                         --------      --------
Service cost-benefits earned during the period .....     $      5      $     10
Interest cost on the APBO ..........................           15           130
                                                         --------      --------
    Total expense ..................................     $     20      $    140
                                                         ========      ========

      The postretirement liability recognized in the consolidated balance sheet as of February 29, 1996 includes approximately $1,000 related to existing retirees, and $200 related to active employees of the Company as of that date. Of the total expense recognized by the Company, approximately $20 relates to the benefits earned by the active employees in each of the fiscal years presented, with the balance related to the existing retirees of the Company. In connection with the disposition of the Company discussed in Note 1, Mark IV retained the obligation for retirees and beneficiaries currently receiving benefits.

      There was an increase in the unrecognized net loss during fiscal 1996 as a result of the settlement of certain litigation actions between the Company and certain retirees. The settlement resulted in the mutual agreement to prospectively reduce amounts previously required to be contributed by such retirees to the cost of their benefits. The APBO was calculated using a discount rate of 7.50% at February 29, 1996. The rate used in the prior year was 8.75%. The change in the discount rate did not have a significant effect on the expense determination for fiscal 1996. The APBO determinations assume an initial health care cost trend rate of approximately 8.0%, trending down ratably to an ultimate rate of 4.5%. A one-percentage-point increase in such trend rate would not have a significant effect on the Company's obligations or annual expense.

5. LEGAL AND ENVIRONMENTAL MATTERS

      The Company has historically been involved in various legal and environmental matters. In the opinion of management, the ultimate cost to resolve these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

      The Company's manufacturing facility in Michigan is adjacent to land which has been designated as a Superfund site by the U.S. Environmental Protection Agency ("EPA"). The Company has been identified by the EPA as the sole Potentially Responsible Person at this site. The remediation required by the EPA has been substantially completed as of February 29, 1996, and remains the financial responsibility of Mark IV. Therefore, the accompanying consolidated financial statements do not reflect any of the associated cleanup costs expended to date, or remaining to be expended as of February 29, 1996.

6. FOREIGN OPERATIONS

      The Company's foreign operations are located in Europe and the Far East. Information concerning the Company's operations by geographic area for the period from March 1,1996 through February 10, 1997, and for fiscal 1996 is as follows:

                                                           1997          1996
                                                         --------      --------
Net sales to customers:
    United States ..................................     $111,000      $125,700
    Foreign ........................................       96,300       107,300
    Eliminations ...................................      (30,300)      (37,500)
                                                         --------      --------
      Total net sales to customers .................     $177,100      $195,500
                                                         ========      ========
Operating income:
    United States ..................................     $ 10,700      $ 12,800
    Foreign ........................................        3,800         7,100
    Eliminations ...................................       (2,000)       (2,200)
                                                         --------      --------
      Total operating income .......................     $ 14,500      $ 17,700
                                                         ========      ========

      The net sales to customers reflect the sales of the Company's operating units in each geographic area to unaffiliated customers. Export sales from the United States to unaffiliated customers were approximately $8,160 for the period from March 1, 1996 through February 10, 1997, and approximately $8,100 in fiscal 1996.

7. RELATED PARTY TRANSACTIONS

      Through February 10,1997, Mark IV provided and coordinated treasury, tax, audit, legal, medical and risk insurance, and benefits administration services to the various operating units of the Company. Insurance, legal, audit and direct employee benefits related costs have been allocated directly to the Company. An allocation of Mark IV's costs for tax, treasury and other administrative work performed has not been made as Mark IV management did not believe such costs to be significant. All intercompany accounts with Mark IV and its affiliates other than the Company and its subsidiaries have been included as a part of net equity.

      Certain bank indebtedness existed in certain of the Company's foreign subsidiaries. The amount of such indebtedness was controlled by Mark IV and is based on Mark IV's financing plans on a consolidated country-by-country basis. As a result, the accompanying consolidated financial statements exclude all such indebtedness and related interest expense for the periods presented.

      Mark IV also provided letters of credit for the Company's operating needs.

      The Company had an informal lease arrangement with Mark IV for a facility which it uses for its cabinet assembly requirements. The Company recognized an expense for this lease of approximately $450 for the period from March 1, 1996 through February 10, 1997 and approximately $234 in Fiscal 1996.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                           TELEX COMMUNICATIONS, INC.
                       (Commission File Number: 333-27341)

                        ---------------------------------

                                  EXHIBIT INDEX
                                       for
                                    Form 10-K

                        ---------------------------------

Exhibit
Number     Description of Document
-------    -----------------------

2(a)  -      Exchange Agreement and Plan of Merger, dated as of January 29,
             1998, among Greenwich I LLC, Greenwich II LLC, EVI Audio Holdings,
             Inc., Telex Communications Group, Inc. ("Holdings"), Telex
             Communications, Inc. ("Old Telex") and EV International, Inc.
             (incorporated by reference to Exhibit 2 to Old Telex's Quarterly
             Report on Form 10-Q for nine months ended December 31, 1997, filed with the Commission on February 17, 1998, Registration No.
             333-30679).

2(b)  -      Recapitalization Agreement and Plan of Merger, dated March 4, 1997, among Greenwich II LLC ("G-II"), GST Acquisition Corp. ("GST") and
             Old Telex (incorporated by reference to Exhibit 2(a) to the Old
             Telex's Registration Statement on Form S-4, filed with the
             Commission on September 5, 1997, Registration No. 333-30679).

2(c)  -      Amendment No. 1 to the Recapitalization Agreement and Plan of
             Merger, dated as of April 17, 1997 (incorporated by reference to Exhibit 2(b) to Old Telex's Registration Statement on Form S-4,
             Registration No. 333-30679).

2(d)  -      Amendment No. 2 to the Recapitalization Agreement and Plan of
             Merger, dated as of April 25, 1997 (incorporated by reference to Exhibit 2(c) to Old Telex's Registration Statement on Form S-4,
             Registration No. 333-30679).

2(e)  -      Purchase Agreement, dated December 12, 1996, among Gulton
             Acquisition Corp., Mark IV Industries, Inc., and Mark IV PLC, and
             Gulton Industries, Inc. (incorporated by reference to Exhibit 2(a) to the Registrant's Registration statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333-27341).

3(a)  -      Amended and Restated Certificate of Incorporation of Telex
             Communications, Inc., dated February 2, 1998 (filed as an exhibit hereto).

3(b)  -      By-laws of the Company, as amended (incorporated by reference to
             Exhibit 3(b) to Old Telex's Registration Statement on Form S-4,
             Registration No. 333-30679).

4(a)  -      Indenture, dated March 24, 1997, between Old EVI and The Bank of
             New York, as Trustee (incorporated by reference to Exhibit 4(a) to the Registrant's Registration statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333-27341).


                                       (i)

4(b)  -      Indenture (the "Telex Indenture"), dated as of May 6, 1997, among
             Old Telex and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 4(a) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

4(c)  -      The First Supplemental Indenture, dated May 6, 1997, to the Telex
             Indenture (incorporated by reference to Exhibit 4(b) to Old Telex's
             Registration Statement on Form S-4, Registration No. 333-30679).

4(d)  -      Second Supplemental Indenture, dated as of February 2, 1998, made by Old EVI in favor of Manufacturers and Traders Trust Company, as trustee (incorporated by reference to Exhibit 2 to Old Telex's
             Quarterly Report on Form 10-Q for nine months ended December 31,
             1997, filed with the Commission on February 17, 1998, Registration
             No. 333-30679).

4(e)  -      Credit Agreement (the "Credit Agreement"), dated May 6, 1997, among
             Old Telex, the lenders named on the signature pages thereof (the
             "Senior Lenders") and The Chase Manhattan Bank, a New York banking corporation ("Chase"), as administrative agent for such Senior
             Lenders (the "Administrative Agent") (incorporated by reference to
             Exhibit 4(d) to Old Telex's Registration Statement on Form S-4,
             Registration No. 333-30679).

4(f)  -      The Assignment and Assumption Agreement, dated May 6, 1997, made by
             Old Telex, and Telex Communications Group, Inc. in favor of the
             Administrative Agent for the benefit of the Senior Lenders
             (incorporated by reference to Exhibit 4(e) to Old Telex's
             Registration Statement on Form S-4, Registration No. 333-30679).

4(g)  -      Guarantee and Collateral Agreement, dated May 6, 1997, made by Old
             Telex and Telex Communications Group, Inc. in favor of the Administrative Agent for the benefit of the Senior Lenders and certain other secured parties (incorporated by reference to Exhibit
             4(f) to Old Telex's Registration Statement on Form S-4,
             Registration No. 333-30679).

4(h)  -      Patent and Trademark Security Agreement, dated March 6, 1997, made by Old Telex in favor of the Administrative Agent for the benefit of the Senior Lenders under the Credit Agreement (incorporated by reference to Exhibit 4(g) to Old Telex's Registration Statement on
             Form S-4, Registration No. 333-30679).

4(i)  -      Amendment No. 1 to the Telex Communications, Inc. Credit Agreement,
             dated as of January 29, 1998, among Telex Communications, Inc., The
             Chase Manhattan Bank, as Administrative Agent, Morgan Stanley
             Senior Funding, Inc. and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 2 to Old Telex's Quarterly Report on Form 10-Q for nine months ended December 31, 1997, filed with the Commission on February 17, 1998, Registration No. 333-30679).

10(a) - Amended and Restated Stockholders Agreement, dated March 4, 1997, among Old Telex, G-II and the Stockholders set forth on Schedule A thereto (incorporated by reference to Exhibit 10(a) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

10(b) - Trademark License Agreement, dated May 25, 1989, by and between Memorex Telex Corporation and Old Telex, relating to the "Telex" name (incorporated by reference to Exhibit 10(b) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).


                                      (ii)

10(c) - Consulting Agreement, dated February 6, 1997, among EVI Audio Holding, Inc., the Company, and Greenwich Street Capital Partners, Inc. (incorporated by reference to Exhibit 10(a) the Registrant's Registration statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333-27341).

10(d) - Consulting Agreement, dated May 6, 1997, between Greenwich Street Capital Partners, Inc. ("GSCP Inc."), Holdings and G-II (incorporated by reference to Exhibit 10(c) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

10(e) - Form of Amendment, dated May 1, 1998, to the Consulting Agreement, dated May 6, 1997, between GSCP Inc., Holdings and G-II (filed as an exhibit hereto).

10(f) - Indemnification Agreement, dated May 6, 1997, between GSCP Inc., Holdings and G-II (incorporated by reference to Exhibit 10(d) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

*10(g)- Fee Agreement, dated May 6, 1997, between GSCP Inc. and Holdings (incorporated by reference to Exhibit 10(e) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

*10(h)- Employment Agreement, dated December 11, 1996, between Gulton Acquisition Corp. and Robert Pabst (incorporated by reference
             Exhibit 10(b) to the Registrant's Registration statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333-27341).

*10(i)- Employment Agreement, dated December 11, 1996, between Gulton Acquisition Corp. and Paul McGuire (incorporated by reference to
             Exhibit 10(c) to the Registrant's Registration statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333- 27341).

*10(j)- Employment Agreement, dated December 11, 1996, between Gulton Acquisition Corp. and John Bolstetter (incorporated by reference to
             Exhibit 10(d) to the Registrant's Registration statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333- 27341).

*10(k)- Employment Agreement, dated March 4, 1997, between Holdings, Old Telex and John L. Hale (incorporated by reference to Exhibit 10(f) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

*10(l)- Employment Agreement, dated March 4, 1997, between Holdings, Old Telex and John A. Palleschi (incorporated by reference to Exhibit 10(g) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

*10(m)- Employment Agreement, dated March 4, 1997, between Holdings, Old Telex and John T. Hislop (incorporated by reference to Exhibit 10(h) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

*10(n)- 1997 Telex Communications Group, Inc. Stock Option Plan (incorporated by reference to Exhibits 10(h), 10(i) and 10(j) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).


                                     (iii)

*10(o)- Telex Communications Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibits 10(h), 10(i) and 10(j) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679.

*10(p)- Telex Communications Group, Inc. Management Cash Compensation Plan (incorporated by reference to Exhibits 10(f), 10(g) and 10(h) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679.

*10(q)- Warrant, dated April 7, 1998, issued by Holdings to Jeffrey Rosen, and form of amendment thereto (filed as an exhibit hereto).

*10(r)- Warrant, dated April 7, 1998, issued by Holdings to Christopher Forester, and form of amendment thereto (filed as an exhibit hereto).

*10(s)- Warrant, dated April 7, 1998, issued by Holdings to Edgar S. Woolard, Jr., and form of amendment thereto (filed as an exhibit hereto).

*10(t)- Warrant, dated April 7, 1998, issued by Holdings to Evan Marks, and form of amendment thereto (filed as an exhibit hereto).

10(u) - Tradename and Trademark License Agreement, dated February 10, 1997, between Gulton Industries, Inc. and Mark IV Industries, Inc. (incorporated by reference to Exhibit 10 (e) to the Registrant's Registration statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333-27341).

10(v) - Transition Services Agreement, dated February 10, 1997, between Gulton Industries, Inc. and Mark IV Industries, Inc.(incorporated by reference to Exhibit 10(f) to the Registrant's Registration statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333-27341).

10(w) - Software License Agreement, dated February 10, 1997, between Gulton Industries, Inc. and Mark IV Industries, Inc. (incorporated by reference to Exhibit 10(g) to the Registrant's Registration statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333-27341).]

*10(x)- Collective Bargaining Agreement, dated May 15, 1995, between Electro-Voice, Inc. and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO, and its Local 662, relating to the Company's manufacturing facility in Newport, Tennessee (incorporated by reference to Exhibit 10(h) to the Registrant's Registration statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333-27341).

*10(y)- Collective Bargaining Agreement, dated June 1, 1992, between Electro-Voice, Inc. and the International Union of Electronic, Electrical, Technical, Salaried and Machine and Furniture Workers, AFL-CIO, and its Local 663, relating to the Company's manufacturing facility in Sevierville, Tennessee (incorporated by reference to Exhibit 10(i) to the Registrant's Registration statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333-27341).


                                      (iv)

*10(z)- Collective Bargaining Agreement, dated March 18, 1993, between Electro-Voice, Inc. and the International Union of Electronic, Electrical, Technical, Salaried and Machine and Furniture Workers, AFL-CIO, and its Local 900, relating to the Company's manufacturing facility in Buchanan, Michigan (incorporated by reference to Exhibit 10(j) to the Registrant's Registration statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333- 27341).

10(aa)- Collective Bargaining Agreement, dated June 20, 1994, between Altec Lansing Corporation and the International Association of Machinists and Aerospace Workers, AFL-CIO, and its Local Lodge No. 850, relating to the Company's manufacturing facility in Oklahoma City, Oklahoma (incorporated by reference to Exhibit 10(k) to the Registrant's Registration statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333-27341).

10(bb)- Mortgage (or deed of trust), dated May 6, 1997, from Old Telex, as Mortgagor, to the Administrative Agent, with respect to Bloomington, Minnesota (incorporated by reference to Exhibit 10(i) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

10(cc)- Mortgage (or deed of trust), dated May 6, 1997, from Old Telex, as Mortgagor, to the Administrative Agent, with respect to Blue Earth, Minnesota (incorporated by reference to Exhibit 10(j) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

10(dd)- Mortgage (or deed of trust), dated May 6, 1997, from Old Telex, as Mortgagor, to the Administrative Agent, with respect to Glen Cove, Minnesota (incorporated by reference to Exhibit 10(k) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

10(ee)- Mortgage (or deed of trust), dated May 6, 1997, from Old Telex, as Mortgagor, to the Administrative Agent, with respect to Rochester, Minnesota (incorporated by reference to Exhibit 10(l) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

10(ff)- Mortgage (or deed of trust), dated May 6, 1997, from Old Telex, as Mortgagor, to the Administrative Agent, with respect to Lincoln, Nebraska (incorporated by reference to Exhibit 10(m) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

10(gg)- Mortgage (or deed of trust), dated February 2, 1998, from Telex Communications, Inc., as Mortgagor, to the Administrative Agent, with respect to Sun Valley, CA (filed as an exhibit hereto).

10(hh)- Mortgage (or deed of trust), dated February 2, 1998, from Telex Communications, Inc., as Mortgagor, to the Administrative Agent, with respect to Sylmar, CA (filed as an exhibit hereto).

10(ii)- Mortgage (or deed of trust), dated February 2, 1998, from Telex Communications, Inc., as Mortgagor, to the Administrative Agent, with respect to Buchanan, MI (Cecil Street) (filed as an exhibit hereto).

10(jj)- Mortgage (or deed of trust), dated February 2, 1998, from Telex Communications, Inc., as Mortgagor, to the Administrative Agent, with respect to Buchanan, MI (Front Street). (filed as an exhibit hereto).


                                      (v)

10(kk)- Mortgage (or deed of trust), dated February 2, 1998, from Telex Communications, Inc., as Mortgagor, to the Administrative Agent, with respect to Oklahoma City, OK (filed as an exhibit hereto).

10(ll)- Mortgage (or deed of trust), dated February 2, 1998, from Telex Communications, Inc., as Mortgagor, to the Administrative Agent, with respect to Newport, TN (filed as an exhibit hereto).

10(mm)- Mortgage (or deed of trust), dated February 2, 1998, from Telex Communications, Inc., as Mortgagor, to the Administrative Agent, with respect to Sevierville, TN (filed as an exhibit hereto).

12(a) - Computation of Ratio of Earnings to Fixed Charges (filed as an exhibit hereto).

12(b) - Computation of EBITDA to Interest Expense (filed as an exhibit hereto).

21    -      List of Subsidiaries (filed as an exhibit hereto).

24    -      Power of Attorney (included on signature pages to this Form 10-K).

27    -      Financial Data Schedule (filed as an exhibit hereto).

----------------
*  Denotes management contract, executive compensation plan, or arrangement.


                                      (vi)