Form 10-Q/A
period 2002-09-30
TELEX COMMUNICATIONS INC /DE/
filed 2003-03-06
CIK 1038185

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002  Commission File No. 333-27341

                           TELEX COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                         38-1853300
  -------------------------------                        -------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

            12000 PORTLAND AVENUE SOUTH, BURNSVILLE, MINNESOTA 55337
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (952) 884-4051

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      YES   X     NO
                                                          ------     ------

AS OF OCTOBER 31, 2002, TELEX COMMUNICATIONS, INC. HAD OUTSTANDING 4,987,127 SHARES OF COMMON STOCK, $0.01 PAR VALUE.


================================================================================

         THE PURPOSE OF THIS AMENDMENT IS TO AMEND ITEM 4 BY INCLUDING REVISED WORDING REGARDING CONTROLS AND PROCEDURES.

                        PART I. --- FINANCIAL INFORMATION


                                                                        Page
Item 4. Controls and Procedures                                          3

                         PART II. --- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                 4
Signatures                                                               5

PART I. FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of the original 10-Q and within 90 days prior to the filing of this Report on Form 10-Q/A (the "Evaluation Dates"), an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of Telex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, our management, including the CEO and CFO, concluded that (i) our disclosure controls and procedures were effective as of the Evaluation Dates to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that (ii) the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect Telex's disclosure controls and procedures subsequent to the Evaluation Dates nor were there any significant deficiencies or material weaknesses in Telex's internal controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    *10.1 Service agreement signed February 21, 1997 between EVI Audio GmbH and Mathias von Heydekampf.

    *99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
              Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2002.

     99.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
              Section 906 of the Sarbanes-Oxley Act of 2002 dated March 6, 2003.

----------

* Denotes that the Exhibit was filed with Form 10-Q for the quarterly period ended September 30, 2002.

(b) Reports on Form 8-K

       A Report on Form 8-K, dated July 1, 2002, reporting under Items 5 and 7, was filed on July 8, 2002.

SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                       TELEX COMMUNICATIONS, INC.


Dated: March 6, 2003                   By: /s/ Ned C. Jackson
       --------------------------          -------------------------------------
                                           Ned C. Jackson
                                           President and Chief Executive Officer


                                       TELEX COMMUNICATIONS, INC.


Dated: March 6, 2003                   By: /s/ Gregory W. Richter
       --------------------------          -------------------------------------
                                           Gregory W. Richter
                                           Vice President and Chief Financial
                                           Officer

                                 Certifications

I, Ned C. Jackson, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Telex Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 6, 2003

                                       By: /s/ Ned C. Jackson
                                           -------------------------------------
                                           Ned C. Jackson
                                           President and Chief Executive Officer

                                 Certifications

I, Gregory W. Richter, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Telex Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 6, 2003

                                       By: /s/ Gregory W. Richter
                                           -------------------------------------
                                           Gregory W. Richter
                                           Vice President and Chief Financial
                                           Officer

                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
-------                       -----------------------

    *10.1 Service agreement signed February 21, 1997 between EVI Audio GmbH and Mathias von Heydekampf.

    *99.1     Certification of Chief Executive Officer and Chief Financial
              Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
              Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14,
              2002.

     99.2     Certification of Chief Executive Officer and Chief Financial
              Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
              Section 906 of the Sarbanes-Oxley Act of 2002 dated March 6, 2003.

----------

* Denotes that the Exhibit was filed with Form 10-Q for the quarterly period ended September 30, 2002.