Form 10-K
period 2002-12-31
TELEX COMMUNICATIONS INC /DE/
filed 2003-03-28
CIK 1038185

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K

                               ----------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002        COMMISSION FILE NO. 333-27341

                           TELEX COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                          38-1853300
  (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

           12000 PORTLAND AVENUE SOUTH, BURNSVILLE, MINNESOTA        55337
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (952) 884-4051

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

                                      ----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes[ ] No[ X ]

         The aggregate market value of voting stock held by non-affiliates as of June 30, 2002 is not possible to determine since the voting stock is not publicly traded.

         As of February 28, 2003, Telex Communications, Inc. had outstanding 4,987,127 shares of Common Stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                                TABLE OF CONTENTS

PART I

  ITEM 1.       BUSINESS

  ITEM 2.       PROPERTIES

  ITEM 3.       LEGAL PROCEEDINGS

  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

  ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

  ITEM 6.       SELECTED FINANCIAL DATA

  ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

  ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

PART III

  ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

  ITEM 11.      EXECUTIVE COMPENSATION

  ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  ITEM 14.      CONTROLS AND PROCEDURES

PART IV

  ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                     PART I

ITEM 1.           BUSINESS

         References in this report to "Telex," "we," "our," or "us" are to Telex Communications, Inc. With respect to the description of our business contained in this report, such terms refer to Telex Communications, Inc. and our subsidiaries.

OVERVIEW

         Telex Communications, Inc. is a leader in the design, manufacture and marketing of sophisticated audio and wireless communications equipment to commercial, professional and industrial customers. Telex provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets and, to a lesser extent, in the retail consumer electronics market. We offer a comprehensive range of products worldwide for professional audio systems as well as for audio and wireless product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, digital duplication products, Talking Book Players, antennas, land mobile communication systems, personal computer speech recognition and speech dictation microphone systems, and wireless assistive listening systems. Our products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, airline pilots and the hearing impaired in order to facilitate speech or communications.

         Telex is a Delaware corporation, incorporated on July 12, 1969, with principal executive offices located at 12000 Portland Avenue South, Burnsville, Minnesota 55337. Our telephone number is (952) 884-4051.

         CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         This report contains forward-looking statements, such as statements that relate to our business objectives, plans, strategies, and expectations or describe the potential markets for our products, that are based on management's current opinions, beliefs, or expectations as to future results or future events. The words "believe," "anticipate," "project," "plan," "expect," "intend," "will likely result," "will continue," and similar expressions identify forward-looking statements. While made in good faith and with a reasonable basis on information currently available to management, we cannot assure you that such opinions, beliefs, or expectations will be achieved or accomplished. Various factors, including those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, could cause actual results and events to vary significantly from those expressed in any forward-looking statement. Such types of statements are intended to be "forward-looking statements" for purposes of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act and should be read in conjunction with the cautionary statements set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Risks Related to Telex's Business." We are under no obligation to update any forward-looking statements to the extent we become aware that they will not be achieved for any reason.

PRODUCTS AND SERVICES

         We have two business segments: Professional Sound and Entertainment and Audio and Wireless Technology (formerly known as Multimedia/Audio
Communications). Financial information for our two business segments for the years ended December 31, 2002 2001, and 2000, is set forth in Note 12 to our Consolidated Financial Statements included elsewhere in this report.

PROFESSIONAL SOUND AND ENTERTAINMENT

         Professional Sound and Entertainment consists of five lines of business within the overall professional audio market:

                  - Fixed Installation, or permanently installed sound systems;

                  - Professional Music Retail, or sound products used by professional musicians and sold principally through retail channels;

                  - Concert/Recording/Broadcast, or sound products used in professional concerts, recording projects, and radio and television broadcast;

                  - Broadcast Communications Systems, including advanced digital matrix intercoms used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college, and high school football teams and stadiums and other professional and school sports teams; and

                  - Microphones, wired and wireless, used in the education, sports, broadcast, music and religious markets.

         Fixed Installation. Fixed Installation encompasses permanently installed sound systems in airports, sports arenas, theaters, concert halls, cinemas, stadiums, convention centers, houses of worship and other venues where music or speech is amplified. Within the Fixed Installation line of business are varying requirements, ranging from concert halls and theatres, which need the highest quality of fidelity output and broad frequency response, to mass transit facilities and office buildings, where sound communication is important but full-range output is not needed. The products sold for each type of installation vary widely in characteristics and price and are sold through professional audio contractors and distributors.

         The market for Fixed Installation products is generally driven by new construction and upgrades of existing installations. In the United States, new uses of audio products are spurring growth. More dynamic sound and music, requiring more sophisticated audio products, are increasingly being used in cinemas, religious services, and sporting events. Abroad, the development of infrastructure and the upgrade of existing facilities, such as auditoriums, public facilities, theaters, and sports facilities, are also sources of increasing demand.

         Professional Music Retail. Professional Music Retail products are used mainly by musicians for live performance, recording, and reproduction of recording material and are generally sold directly to end users through specialized retail stores that market to musicians, bands, and local entertainment venues. Professional Music Retail products appeal to performers seeking an improved level of sound system performance, reliability and quality. Our Professional Music Retail products are sold through our sales representatives and distributors through retail outlets to musicians.

         The demand for Professional Music Retail products is driven primarily by an increase in both the number of new users and the number of users upgrading to take advantage of enhanced sound technology. Sales are also driven by demand for smaller and lighter weight products that are easier to use and transport.

         Concert/Recording/Broadcast. Our Concert/Recording/Broadcast lines of business include sound systems for musical concerts and theater productions, sound recording, and radio and television broadcast and production. Sales of these products are generally made through distributors and retailers or directly to touring companies. We believe that sales in the Concert/Recording/Broadcast line of business to established, high-profile touring companies influence and stimulate purchases of products by smaller groups and lesser known professional musicians.

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

         Broadcast Communications Systems. We produce a broad line of broadcast communications equipment for end markets such as sports events and broadcasting. Our smallest system, the Telex(R) Audiocom(R) modular intercom system, is used by theaters, small sporting arenas, network affiliates, and independent cable channels for their communications needs. Typically, these systems are used to link 20 to 30 people so that they can communicate during an event or performance. Our middle market offering, the RTS(TM) TW intercom system, is used by larger broadcast network affiliates, larger sporting venues, and production studios. This system is also used in broadcast trucks as a remote, portable studio for news gathering or sporting events and typically provides communications links for 50 to 60 people at a time. Our high-end product, the RTS(TM) ADAM(TM), Advanced Digital Audio Matrix intercom system, is used by the major networks in order to cover large events such as the Olympics and the Super Bowl.

         We also provide wired and wireless communication systems and related components to professional, college, and high school football teams and the Canadian Football League. In 1996, we began providing professional, college, and high school coaches with an encrypted wireless intercom system, which allows the head coach to communicate confidentially with offensive and defensive coordinators on the side lines and in the booths above the fields.

         Microphones. Our wired and wireless microphones serve the professional needs of sound contractors, entertainers, and speakers and are used in a variety of settings such as theaters, stadiums, and hotels. We believe that we offer one of the industry's most extensive lines of wireless microphone, receiver, and transmitter systems, including a wide variety of handheld, lapel, and guitar microphone options. We offer microphones, including noise canceling, with a wide variety of directional patterns to meet the needs for general sound reinforcement as well as the specific needs of users such as drummers, vocalists, and public address announcers. Many of these lines incorporate our Posi-Phase(TM) true diversity antenna circuitry, which produces a stronger signal for higher quality sound over a longer distance without signal dropouts or switching noise common in other systems. Some of our wireless microphones also incorporate an advanced proprietary multi-crystal tuning system, Clean Scan(TM), that allows any specific frequency to be used within the operating limits of the receiver. The crystal control and associated radio frequency filtering provide superior radio frequency performance and maximum protection from interference.

AUDIO AND WIRELESS TECHNOLOGY

         Our Audio and Wireless Technology segment consists of six businesses targeting the following markets:

                  - Digital Audio Duplication products for the religious, education and enterprise markets,

                  - Military/Aviation Communications Audio products for the military and aviation markets,

                  - Wireless Networking products serving the original equipment manufacturer (OEM), wireless internet service provider (WISP), and medical telemetry markets,

                  - Land Mobile Communication products for the public safety, military and industrial markets,

                  - Audio and Wireless Education products for classroom and computer based education markets, and

                  - Teleconferencing products for the enterprise, education and government markets.

         Digital Audio Duplication. We offer CD and DVD duplicators primarily for copying the spoken word in religious, education, training/seminar and enterprise markets. The SpinWise(TM) CD Duplicator, available in desktop, tower, and rack mount configurations, operates at 52x recording speed, can make one to seven copies at once, and a robotic unit has a 50-disc capacity. Our cassette duplicators and copiers primarily serve the same markets as our CD/DVD products. We sell a line of high-speed audiocassette duplicators designed for "in-cassette" copying of standard audiocassette tapes. We also produce a unique cassette player that is sold to the Library of Congress (LOC) for use in its Talking Book program for the blind and physically handicapped. Under the Talking Book program, the LOC distributes books on tape to the blind and physically handicapped, free of charge, throughout the United States. The Talking Book Players were designed to incorporate special features for ease of use and to facilitate playing the books back at different speeds. A unique tape format ensures that these tapes cannot be played on standard equipment. In April 1998, we entered into a contract with the LOC with a maximum term of five years. We are currently negotiating with the LOC for another five-year production contract. The Talking Book players have also been sold internationally under similar programs in Canada, New Zealand, and Australia.

         Military/Aviation Communications. We design, manufacture, and market a broad line of aviation communication headsets, headphones, microphones, and intercoms to major commercial and commuter airlines, private pilots, and major airframe manufacturers such as Boeing, Airbus, Cessna, and Gulfstream. We use our technologically advanced Digital ANR(TM), Active Noise Reduction, technology to provide us with a competitive advantage in several applications. In addition, we design, manufacture, and market sophisticated microphones and earphones to military and OEM customers for critical military and heavy industrial communication applications. Our aviation and military acoustic products are known for their innovative design, rugged construction, technological strength, and overall value.

         Wireless Networking. We have been designing, manufacturing, and marketing antenna products for the past 45 years and are a leading manufacturer of antennas for Wi-Fi (802.11b, 802.11a, 802.11g) and ultra wide bands and other microwave and satellite frequencies. We supply antenna products to numerous market-leading OEMs including Cisco Systems, Proxim, General Electric, and General Dynamics, WISPs as well as to government and military customers. Over the past several years wireless local area networks (WLANs) have gained strong popularity in a number of markets, including health care, education, manufacturing, retail, and warehousing. The WLAN provides businesses with a general-purpose connectivity alternative and/or an extension to existing wired networks within a building or campus.

         Land Mobile Communication. We produce a broad line of communication products such as headsets, ear-microphones, remote control radio dispatch consoles, voice-over-internet protocol (VoIP) dispatch consoles, audio surveillance products, and microphones for the citizen's band (CB) radio market. Primary customers include federal, state, and local public safety agencies, military organizations, and other markets such as utilities, railroads, and airlines. We believe we have an established reputation within these markets for providing high quality, reliable communication products, which is a key requirement for users.

         Audio and Wireless Education. We produce and distribute a broad line of communication products that enhance student and teacher performance in the classroom. Telex has developed a line of products that ensure clear, balanced sound distribution throughout the classroom environment with high levels of background noise and poor building acoustics. For individual students with mild to profound hearing loss, Telex has developed a number of wireless assistive listening systems, such as auditory trainers and personal assistive listening devices that ensure that these students hear the instructor clearly. Auditory trainers allow the user to hear directly from a sound source, such as a teacher, via wireless FM transmitters. The advancement of technology has brought audiocassettes, digital CDs, DVDs and interactive computer programs into the classroom, requiring students to interact with multiple educational media and audio sources. Through innovation Telex has developed headsets and headphones that keep pace with technology, but remain practical for classroom use. We produce high quality listening centers, stereo and mono-headphones and a line of interactive headsets for use with software applications. All of these products were designed to withstand the normal "wear and tear" of daily use in the classroom.

         Teleconferencing. We have developed a new business, which leverages our expertise in audio processing, and have designed a line of easy to use, affordable teleconferencing products. This business will focus on providing teleconferencing solutions to the business, education and government markets, all of whom we currently serve through existing Telex businesses.

INTERNATIONAL OPERATIONS

         We market our products in over 80 countries worldwide, which reduces our dependence on any single geographic market. We have substantial assets located outside of the United States and a substantial portion of our sales and earnings are attributable to operations conducted abroad. For the year ended December 31, 2002, approximately 47% of our net revenue consisted of sales made outside the United States, predominantly in Western Europe and Asia. Unlike many of our competitors, which use independent foreign distributors that generally sell a variety of competing products, the majority of our foreign sales efforts are conducted through our foreign distribution subsidiaries. Although our international operations have generally been profitable in the past, our efforts to increase international sales may be adversely affected by, among other things, changes in foreign import restrictions and regulations, taxes, currency exchange rates, currency and monetary transfer restrictions and regulations, and economic and political changes in the foreign nations or regions where we are doing business.

         For the year ended December 31, 2002, our total net sales into each of our principal geographic regions were as follows:

                  North America - $149.1 million,
                  Europe - $67.9 million,
                  Asia - $42.0 million, and
                  Other regions - $7.5 million.

         See Note 12 to our Consolidated Financial Statements included elsewhere in this report for further information regarding our international operations.

PRODUCT DEVELOPMENT

         We believe that we are one of the most active developers of new products in our industry. We have several product development projects planned or currently in progress that are designed to yield new technological developments, including numerous applications of digital technology, which are intended to exploit the industry-wide transition from analog to digital processing. Other engineering and development projects are principally for design maintenance or to achieve product enhancements that have been requested by our customers. Both of these activities are important for sustaining our product lines. Because we produce a comprehensive range of products, we believe we have the capacity to integrate technologies from one product line into another product line, which ultimately leads to new products that are often less expensive, more feature rich, or otherwise more desirable.

         We have a history of technological innovation and strong product development and have introduced numerous technologies that are used throughout the audio industry, including constant directivity and variable intensity horns, manifold technology in loudspeaker systems, the application of neodymium in loudspeaker systems and microphone magnets and titanium in compression driver diaphragms. In our Audio and Wireless Technology segment we also have a strong history of technological innovation and product development in a number of technologies including digital active noise reduction (ANR), electret microphone technology, voice-over-internet protocol and digital audio processing.

         We have also implemented a number of strategic initiatives to identify new market opportunities and to reduce our product development cycle in order to facilitate the timely introduction of new and enhanced products. We maintain close relationships with our institutional customers to develop products that meet their requirements. We believe this has enabled us to design new products offering enhanced features, product quality and reliability, and lower product costs.

         For the years ended December 31, 2002, 2001, and 2000, our engineering expenses for product development were $12.4 million, $12.7 million, and $14.1 million, respectively.

MANUFACTURING

         We manufacture most of the products we sell and active acoustic components contained in those products in facilities located in the United States, Mexico, Germany and United Kingdom. Our manufacturing processes are substantially integrated and, in addition to the assembly-only processes typically found among our competitors, include die casting, fiberglass plastics molding, transformer and coil winding, sheet metal stamping and forming, metal machining, cabinet fabrication, and painting. We purchase certain electrical components, magnets, wood products, and plastics.

         We believe that our integrated manufacturing capabilities are important factors in maintaining and improving the quality, performance, availability, and cost of our products and decreasing the time to market of our new product introductions. We also believe that we can respond more effectively to changing customer delivery and product feature requirements by doing the majority of our own manufacturing and that this gives us an advantage over many of our competitors. We continuously assess our manufacturing operations to control or reduce costs.

         We also sell a limited number of outsourced finished products under our brand names, including certain electronic products and loudspeaker systems, where low cost is essential. In addition, certain other non-Telex branded finished products are purchased to supplement the offerings of our distribution operations in Japan, Hong Kong, Australia, and France.

COMPETITION

         The markets within both the Professional Sound and Entertainment and Audio and Wireless Technology segments are highly competitive and fragmented. We face meaningful competition in both segments and in most of our product categories and markets. We believe that the key factors necessary to maintain our position in our markets are the recognition of our several key brand names, superior distribution networks, large customer base, and large number of products, together with our extensive experience in designing safe and reliable products, dealing with regulatory agencies, and servicing and repairing our products.

         While many of our current competitors are generally smaller than we are, certain of our competitors are substantially larger and have greater financial resources. We believe that our major competitor in providing a full line of professional audio products is Harman International Industries, Incorporated, one of whose three segments competes in the professional audio products market. Sony Corporation is our only significant competitor in the digital audio duplication market.

PATENTS, TRADEMARKS AND LICENSES

         Among our significant assets are our intellectual property rights. We rely on a combination of copyright, trademark, and patent laws to protect these assets and, to a significant degree, on protection of our trade secrets, confidentiality procedures, and contractual provisions that may afford more limited legal protections.

         Telex owns several trademarks in the United States and various foreign countries, including:

- Audiocom(R)        - Midas(R)        - ProStar(R)     - Klark-Teknik(R)
- ClassMate(R)       - Caramate(R)     - SoundMate(R)   - Manifold Technology(R)
- Electro-Voice(R)   - Dynacord(R)     - EV(R)          - Road King(R)
- Telex(R)

         A number of our trademarks are identified with and important to the sale and marketing of our products in both of our business segments. Our operations are not dependent upon any single trademark other than the Telex and Electro-Voice trademarks.

         We have not registered many of our significant trademarks in all foreign jurisdictions in which we do business, although we believe that our most significant marks generally have been registered in the jurisdictions where their sales are the strongest. We are aware that, in certain foreign jurisdictions, unaffiliated third parties have applied for and or obtained registrations for marks identical with or similar to marks owned or used by us. Use or registration of our trademarks by us in such jurisdictions may be prohibited, and our business may be materially adversely affected by such prohibition. We do not believe that any of our products currently infringe upon the proprietary rights of third parties in any material respect.

         Our operations are not dependent to any significant extent on any single or related group of patents, licenses, franchises, or concessions. We believe our most significant patents are four patents relating to high output compression drivers, manifold technology products, variable intensity horns, and time division multiplex digital matrix intercom systems, which expire in 2003, 2006, 2009, and 2014, respectively. We also own a number of patents related to the design and manufacture of several of our other products, including headsets, headphones, boom-mounted microphones, various transducer devices, multiple-band directional antennas, and certain intercom-related devices. We do not believe that the expiration of any of our patents will have a material adverse effect on our financial condition or results of operations.

SUPPLIERS

         Our extensive vertical integration enables us to manufacture many of the parts for our products internally. We believe that this gives us a competitive advantage in controlling quality and ensuring timely availability of parts. We purchase raw materials, assemblies and components for our products from a variety of suppliers and also purchase products from OEMs for resale. No single supplier accounts for ten percent or more of our total cost of supplies.

         We have several sole-source suppliers. Although we believe that with adequate notice we can secure, if necessary, alternate suppliers, our inability to do so could result in increased development costs and product shipment delays.

BACKLOG

         As is the case with other companies in our businesses, backlog is not necessarily a meaningful indicator of the condition of the business since we typically receive and ship orders representing a major portion of our quarterly non-contract revenues in the current quarter. As of December 31, 2002, we had a backlog of approximately $14.3 million compared to approximately $22.2 million as of December 31, 2001.

ENVIRONMENTAL MATTERS

         Telex and its operations are subject to extensive and changing U.S. federal, state, local and foreign environmental laws and regulations, including, but not limited to, laws and regulations that impose liability on responsible parties to remediate, or contribute to the costs of remediating, currently or formerly owned or leased sites or other sites where solid or hazardous wastes or substances were disposed of or released into the environment. These remediation requirements may be imposed without regard to fault or legality at the time of disposal or release. Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to our facilities or operations. We believe that compliance with U.S. federal, state, local and foreign environmental protection laws and provisions should have no material adverse effect on our results of operations or financial condition.

         Our site in Buchanan, Michigan, formerly owned by Mark IV Industries (Mark IV), has been designated a Superfund site under U.S. federal environmental laws, and we have agreed that we are a de minimis responsible party at two other sites that we acquired from and were formerly owned by Mark IV. Mark IV has agreed to fully indemnify us for environmental liabilities at the Superfund site (excluding any liability for contamination that may exist within the manufacturing facility) and the two other sites at which monitoring or remediation may be necessary.

         We are party to a 1988 Consent Decree with the Nebraska Department of Environmental Quality (NDEQ) relating to the cleanup of hazardous waste at our Lincoln, Nebraska facility. In December 1997, we entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency (U.S. EPA) under the Resource Conservation and Recovery Act (RCRA) to further investigate and remediate contaminants at the Lincoln facility and an adjacent property (Lincoln site). We have reached agreement with the NDEQ on a remediation plan regarding future monitoring and remediation of contamination at the Lincoln site and do not believe that the costs related to our responsibilities will result in a material adverse effect on our results of operations or financial condition.

         Through December 31, 2002, we had accrued approximately $1.8 million over the life of the project for anticipated costs to be incurred for the Lincoln site cleanup activities, of which approximately $1.6 million has been paid. See Note 11 to our Consolidated Financial Statements included elsewhere in this report.

         We cannot assure you that our estimated environmental accruals, which we believe to be reasonable, will cover in full the actual amounts of environmental obligations we incur, that Mark IV will pay in full the indemnified environmental liabilities when they are incurred, that new or existing environmental laws will not affect us in currently unforeseen ways, or that our present or future activities will not result in additional environmentally related expenditures. However, we believe that compliance with U.S. federal, state, local and foreign environmental protection laws and regulations should have no material adverse effect on our results of operations or financial condition.

EMPLOYEES

         As of December 31, 2002, we employed 1,983 persons worldwide, of which 1,919 were full-time employees.

ITEM 2.           PROPERTIES

         Our principal manufacturing, sales, administrative, product development, marketing, distribution, and service facilities are described in the table below. In addition, we have other sales facilities throughout the world. We believe that our plants and facilities are maintained in good condition and, except as noted below, are suitable and adequate for our present needs. Currently, our manufacturing plants are operating at an average of 75% of capacity based on a single shift.

                                                           SIZE
            LOCATION                 OWNED/LEASED      (SQUARE FEET)                  FACILITY TYPE(a)
            --------                 ------------      -------------                  ----------------
UNITED STATES:
Blue Earth, Minnesota........           Owned             150,000       Manufacturing/Distribution
Burnsville, Minnesota........           Leased            114,100       Corporate Headquarters/Marketing/Administration/
                                                                        Product Development/Sales
Glencoe, Minnesota...........           Owned             100,000       Manufacturing/Distribution
Lincoln, Nebraska............           Owned             120,000       Manufacturing/Distribution/ProductDevelopment/Sales
Morrilton, Arkansas..........           Owned             202,000       Manufacturing/Distribution

INTERNATIONAL:
Hermosillo, Sonora, Mexico...           Leased             32,500       Manufacturing
Hohenwarth, Germany..........           Leased             27,400       Manufacturing/warehouse
Kidderminster, England.......           Owned              35,000       Manufacturing/Sales/Marketing/Administration/
                                                                        Product Development/Service
Kowloon, Hong Kong...........           Leased              7,600       Sales/Marketing/Administration/Distribution/Service
London, England..............           Leased             11,500       Sales/Marketing/Administration/Distribution/Service
Paris, France................           Leased              4,100       Sales/Marketing/Administration/Distribution/Service
Singapore....................           Leased              2,300       Sales/Distribution/Service
Straubing, Germany...........           Owned             103,600       Manufacturing/Sales/Marketing/Administration/
                                                                        Product Development/ Distribution/Service
Straubing, Germany...........           Leased             13,100       Warehouse
Sydney, Australia............           Leased              8,000       Sales/Marketing/Administration/Distribution/Service
Tokyo, Japan.................           Leased             25,200       Sales/Marketing/Administration/Distribution/Service

(a) Our Morrilton, Arkansas, Kidderminster, England, and Hohenwarth, Germany facilities are dedicated to the Professional Sound and Entertainment business segment. All other facilities are used for both of our business segments.

         Our Glencoe, Minnesota, Kidderminster, England, and Hermosillo, Sonora, Mexico facilities have been certified under International Organization for Standards (ISO) 9002, and our Straubing, Germany facility has been certified under ISO 9001.

ITEM 3.           LEGAL PROCEEDINGS

         From time to time we are a party to various legal actions in the normal course of business. We believe that we are not currently a party in any litigation, which, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

         For a discussion of certain environmental matters, see "Item 1. Business--Environmental Matters."

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of Telex during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         There is no established public trading market for our common stock.

         As of February 14, 2003 there were 21 holders of record of our common stock.

         We have not paid dividends on our common stock and our ability to pay dividends is restricted under our senior secured credit facility, senior secured notes, and the indenture governing our senior subordinated discount notes. We do not plan to pay cash dividends in the foreseeable future and plan to use any retained earnings for working capital purposes, capital expenditures, and debt service.

ITEM 6.           SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of Telex for each of the five fiscal years or periods ended December 31, 2002. The statement of operations and balance sheet data set forth below have been derived from and should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data with respect to the fiscal year ended December 31, 2002 are derived from consolidated financial statements included elsewhere in this report, which have been audited by Ernst & Young LLP, independent auditors. The selected financial data with respect to the fiscal years ended December 31, 2001 and 2000 are derived from consolidated financial statements included elsewhere in this report, which were audited by Arthur Andersen LLP, independent public accountants, who have ceased operations. The selected financial data with respect to the fiscal year ended December 31, 1999 and the nine-month period ended December 31, 1998 are derived from audited consolidated financial statements that are not included herein.

                                    NINE MONTHS     FISCAL YEAR     FISCAL YEAR      FISCAL YEAR      FISCAL YEAR
                                       ENDED           ENDED           ENDED            ENDED            ENDED
                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                      1998 (a)          1999            2000             2001             2002
                                    ------------    ------------   -------------     ------------     ------------
                                                                   (IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales.......................      $ 248.0         $ 346.1         $ 328.9          $ 284.5         $  266.5
Cost of sales...................        157.3           219.4           204.1            185.1            155.8
                                      -------         -------         -------          -------         --------
Gross profit....................         90.7           126.7           124.8             99.4            110.7
Engineering.....................         11.2            14.9            14.1             12.7             12.4
Selling, general and
  administrative................         55.3            88.6            87.8             86.5             70.9
Restructuring charges...........           --            (2.1)            8.8(b)          11.5(b)           0.5
Corporate charges...............          1.3             1.7             1.7              1.7              0.5
Amortization of goodwill and
  other intangibles.............          2.1            12.0             2.2              2.2              0.1
                                      -------         -------         -------          -------         --------
Operating profit (loss).........         20.8            11.6            10.2            (15.2)            26.3
Interest expense................         27.3            36.7            38.4             38.2             26.6
Other income....................         (2.7)           (6.7)          (12.4)            (1.2)            (2.7)
                                      -------         -------         -------          -------         ---------
(Loss) income before income
  taxes, extraordinary item and
  cumulative effect of accounting
  change........................         (3.8)          (18.4)          (15.8)           (52.2)             2.4
Provision for income taxes......          1.3             4.0             2.2              2.7              2.6
                                      -------         -------         -------          -------         --------
Loss before extraordinary item
  and cumulative effect of
  accounting change.............         (5.1)          (22.4)          (18.0)           (54.9)            (0.2)
Extraordinary gain on
  early extinguishment of debt..           --              --              --            115.9(c)            --
Cumulative effect of change in
  accounting....................           --              --              --               --            (29.9)
                                      -------         -------         -------          -------         --------
Net (loss) income ..............      $  (5.1)        $ (22.4)        $ (18.0)         $  61.0         $  (30.1)
                                      =======         =======         =======          =======         ========

FINANCIAL DATA:
EBITDA (d)......................      $  29.7         $  33.6         $  23.6          $  (4.0)        $   32.7
EBITDA margin (e)...............         12.0%            9.7%            7.2%            (1.4)%           12.3%
Adjusted EBITDA (f).............      $  29.7         $  33.6         $  27.9(b)       $   3.4(b)      $   32.7
Adjusted EBITDA margin (g)......         12.0%            9.7%            8.5%             1.2 %           12.3%
Capital expenditures............      $   5.2         $   8.4         $  11.6          $   6.1         $    4.8
Cash provided by (used in)
  operating activities..........      $  22.4         $  (4.1)        $  11.9          $  (2.7)        $   19.0
Cash used in investing
  activities....................      $  (3.5)        $  (1.5)        $  (8.3)         $  (5.6)        $     --
Cash (used in) provided by
  financing activities..........      $ (16.9)        $   5.4         $  (3.5)         $   8.8         $  (18.9)

                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                         1998            1999            2000             2001             2002
                                     ------------    ------------   -------------     ------------     ------------
                                                                    (IN MILLIONS)
BALANCE SHEET DATA:
Working capital.................       $   63.5       $   51.1        $     7.4         $   27.1         $   42.8
Total assets....................          273.3          262.0            223.7            187.6            157.9
Long term debt, less current
  maturities....................          321.2          312.2            279.2            147.4            154.6
Shareholders' deficit...........         (130.1)        (154.5)          (175.4)           (40.0)           (68.0)

NOTES TO SELECTED FINANCIAL DATA

(a) Effective December 31, 1998, Telex changed its fiscal year end from March 31 to December 31; accordingly the financial results for the period ended December 31, 1998 are for the nine-month period beginning on April 1, 1998.

(b) Included in the restructuring charges for the year ended December 31, 2000 is a $4.3 million charge attributed to impairment of goodwill and fixed assets and for the year ended December 31, 2001 is a $7.4 million charge attributed to impairment of fixed assets.

(c) On November 21, 2001, we completed a debt restructuring, pursuant to which $224.5 million, or 99.8 % of the total, of our 10 1/2% and 11% senior subordinated notes were exchanged for senior subordinated discount notes at a deemed issue price of $56.1 million, 5.0 million shares of Series B preferred stock, and warrants to purchase 1.7 million shares of Series B preferred stock or common stock. As part of this debt restructuring, we recorded $115.9 million of extraordinary gain in our statement of operations and, for the senior subordinated notes exchanged by related parties, recorded the related $52.7 million of gain as contributed capital in the statement of shareholders' deficit.

(d) EBITDA represents earnings (operating profit) before interest expense, income taxes, and depreciation and amortization expense. EBITDA is included because management understands that such information is considered, by certain investors, to be an additional basis on which to evaluate the Company's ability to pay interest, repay debt, and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization expense, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not a measure of performance under generally accepted accounting principles in the United States. Moreover, EBITDA is not a standardized measure and may be calculated in a number of ways.

(e)      Represents EBITDA as a percentage of net sales.

(f) Adjusted EBITDA represents EBITDA further adjusted to exclude certain non-cash restructuring charges explained in note (b), above. Adjusted EBITDA is not a measure of performance under generally accepted accounting principles in the United States. In addition, Adjusted EBITDA is not a standardized measure and may be calculated in a number of ways.

(g)      Represents Adjusted EBITDA as a percentage of net sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.

Any such forward-looking statements involve known and unknown risks and uncertainties and our actual results may differ materially from those forward-looking statements. While made in good faith and with a reasonable basis in information currently available to management, we cannot assure you that such opinions or expectations will be achieved or accomplished. We do not undertake to update, revise or correct any of the forward-looking information contained in this report.

         The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect our future results and could cause results to differ materially from those expressed in such forward-looking statements:

                  - the timely development and market acceptance of new products;

                  - the financial resources of competitors and the impact of competitive products and pricing;

                  - changes in general and industry specific economic conditions on a national, regional, or international basis;

                  - changes in laws and regulations, including changes in accounting standards;

                  - the timing and success of the implementation of changes in our operations to effect cost savings;

                  -    opportunities that may be presented to and pursued by us;

                  - our financial resources, including our ability to access external sources of capital; and

                  - such risks and uncertainties as are detailed from time to time in our reports and filings with the Securities and Exchange Commission.

         The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

OVERVIEW

         Telex is a leader in the design, manufacture, and marketing of sophisticated audio and wireless communications equipment to commercial, professional, and industrial customers. Telex has two business segments:
Professional Sound and Entertainment and Audio and Wireless Technology (formerly known as Multimedia/Audio Communications). Telex provides high value-added communications products designed to meet the specific needs of customers in commercial, professional, and industrial markets and, to a lesser extent, in the retail consumer electronics market. Telex offers a comprehensive range of products worldwide for professional audio systems as well as for audio and wireless product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, digital duplication products, Talking Book Players, antennas, land mobile communication systems, personal computer speech recognition and speech dictation microphone systems, and wireless assistive listening systems.

         Over 45% of our sales are made internationally, in over 80 countries. We conduct our foreign sales through our foreign subsidiaries in Germany, the United Kingdom, Japan, Hong Kong, Australia, Singapore, and France, and we export products from our manufacturing locations in the United States, Germany, the United Kingdom and Mexico for sales through our independent distributors and dealers in other countries.

         Overall, our business is not subject to significant seasonal fluctuations. We do not believe that inflation has had a material impact on our financial position or results of operations during the past three years. We have generally been able to effect price increases equal to any inflationary increase in costs.

         We maintain assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, we conduct business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Hong Kong, Singapore, Canada, Australia, and France. Exposure to U.S. dollar/Euro and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by our ability to source our production needs with existing manufacturing capacity in Germany and Great Britain, and the exposure to U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, we have a direct and continuing exposure to both positive and negative foreign currency movements.

         We report foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included in "accumulated other comprehensive loss" as part of shareholders' deficit.

CRITICAL ACCOUNTING POLICIES

         This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments, which we evaluate on an ongoing basis, that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

         We have identified several accounting policies, discussed below, that are critical to our business operations and the understanding of our results of operations. For further discussion of accounting policies, see Note 1 to our Consolidated Financial Statements included elsewhere in this report.

         Revenue Recognition. We recognize revenue from product sales at the time of shipment and passage of title. We also offer customers certain rights to return products. We continuously monitor and track such product returns and record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and provisions established, we cannot guarantee that our historical experience will continue.

         Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and consider adjustments to credit limits based upon payment history and the customer's current creditworthiness. We continuously monitor collections from customers and maintain a provision for estimated credit losses based on historical experience and any specifically identified collection issues. However, we cannot guarantee that we can accurately predict the future creditworthiness of our customers and, accordingly, accurately estimate credit losses on our accounts receivable.

         Inventories. Inventories are valued at lower-of-cost or market. We regularly review inventory quantities on hand and record a provision, charged to cost of sales, for excess and obsolete inventory based primarily on estimated demand for product and for production requirements, generally for the next 12 to 24 months. Demand for certain of our products can fluctuate significantly. In addition, some of our products are affected by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of excess and obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate. In that case, our provision for excess and obsolete inventory would be misstated. Therefore, any unanticipated decline in future demand or technological developments could have a significant impact on the value of our inventory and reported operating results.

         Determination of Functional Currencies for the Purpose of Consolidation. We have several foreign subsidiaries for which the local currency is the functional currency. These subsidiaries accounted for approximately 42% of our consolidated net sales for the year ended December 31, 2002, and 45% of our consolidated assets and 15% of our consolidated liabilities at December 31, 2002.

         Under the relevant accounting standards, we have determined the functional currency to be the local currency for all of our international subsidiaries. In preparing our Consolidated Financial Statements, we are required to translate the foreign subsidiaries' accounting records and financial statements from their respective local currencies into United States dollars. This process results in translation gains and losses that are included in shareholders' deficit as a component of "accumulated other comprehensive loss." The magnitude of the translation gains and losses is dependent upon the movement in the exchange rates of the foreign currencies of our subsidiaries against the United States dollar. The foreign currencies of our subsidiaries for which the local currency is the functional currency include the Euro, the Great Britain pound, the Japanese yen, the Australian dollar, the Singapore dollar, and the Hong Kong dollar. Any future translation gains or losses could be higher than those recorded in prior years because of the unpredictability of the movement in exchange rates.

         If a subsidiary were disposed of, any cumulative translation adjustment would be realized in the statement of operations.

         Valuation of Long-Lived and Intangible Assets and Goodwill. We have identifiable intangibles and long-lived assets. We assess the impairment of those assets annually or more frequently whenever events and circumstances trigger an impairment review. We record impairment loss on these assets when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The cash flow estimates are based on historical results adjusted to reflect the best estimate of future market and operating conditions. Because of the unpredictability of future market and operating conditions, there is no guarantee that we will not have to record impairment charges in the future.

         We have business unit level goodwill that we amortized until December 31, 2001. Effective with the beginning of 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and stopped amortizing our goodwill. We performed an initial impairment review of our goodwill that was completed in the fourth quarter of 2002. The review resulted in an impairment loss of $29.9 million that has been accounted for as a cumulative effect of change in accounting in accordance with SFAS 142. We will perform an impairment review on an annual basis at the beginning of our fourth quarter. The annual review for 2002 did not indicate any additional goodwill impairment.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, the percentage relationship of certain items in our consolidated statements of operations to net sales.

                                                          PERCENTAGE OF NET SALES
                                                   -------------------------------------
                                                                 YEAR ENDED
                                                   -------------------------------------
                                                    2002           2001            2000
                                                   ------         ------          ------
Net Sales:
  Professional Sound and Entertainment...........   75.6%          69.2%           64.6%
  Audio and Wireless Technology..................   24.4           30.8            35.4
                                                   -----          -----           -----
Total net sales..................................  100.0%         100.0%          100.0%
                                                   -----          -----           -----

Total gross profit...............................   41.5%          34.9%           37.9%

Operating expenses...............................   31.7           40.3            34.8
                                                   -----          -----           -----

Operating income (loss)..........................    9.8%          (5.4)%           3.1%
                                                   =====          =====           =====

Loss before extraordinary item and cumulative
effect of a change in accounting.................   (0.1)%        (19.3)%          (5.5)%
                                                   =====          =====           =====

Extraordinary gain on early extinguishment
of debt..........................................     --%          40.7%             --%
                                                   =====          =====           =====

Cumulative effect of change in accounting........  (11.2)%           --%             --%
                                                   =====          =====           =====

Net (loss) income................................  (11.3)%         21.4%           (5.5)%
                                                   =====          =====           =====

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Net Sales. Our net sales decreased 6.3%, or $18.0 million, from $284.5 million in 2001 to $266.5 million in 2002. Sales in our Professional Sound and Entertainment segment increased slightly in 2002 while sales in our Audio and Wireless Technology segment declined. The overall decline is attributable primarily to lower sales of hearing instruments products, a business that we exited in the first quarter of 2002, and to continued sluggishness in the computer and telecommunications industries.

         Net sales in our Professional Sound and Entertainment segment increased $4.7 million, or 2.4%, from $196.8 million in 2001 to $201.5 million in 2002. The increase is attributable primarily to new product sales and higher sales of electronics products that offset a slight decline in sales of our speakers and microphone products.

         Net sales for our Audio and Wireless Technology segment decreased $22.7 million, or 25.9%, from $87.7 million in 2001 to $65.0 million in 2002. Net sales, excluding sales of discontinued hearing instruments products in both periods, decreased approximately 17%. The decline, after excluding the hearing instruments products, is attributable primarily to the slowdown in the computer and telecommunications industries.

         Gross Profit. Our gross profit increased $11.3 million, or 11.3%, from $99.4 million in 2001 to $110.7 million in 2002. As a percentage of sales, the gross margin rate of 41.5% for 2002 increased from 34.9% for 2001. Gross profit for 2001 included charges for impaired inventories, resulting primarily from the significant slowdown of sales in 2001 and to our effort to better manage inventories and manufacturing operations through SKU reductions. Excluding these charges, the gross margin rate for 2001 was 37.4%. The increase in the gross margin rate for 2002 over 2001, excluding the charges, is attributable mainly to improved manufacturing efficiencies and lower operating costs resulting from restructuring measures implemented in 2001 and continuing into 2002.

         The gross margin rate for our Professional Sound and Entertainment segment increased from 33.9% for 2001 to 41.5% for 2002. The gross margin rate for 2001, excluding the charges for impaired inventories, was 36.1%. The increase in the gross margin rate for 2002 over 2001, excluding the impairment charges, is attributable primarily to improved manufacturing efficiencies as a result of restructuring measures implemented in 2001 and continuing into 2002.

         The gross margin rate for our Audio and Wireless Technology segment increased from 37.3% in 2001 to 41.7% for 2002. The gross margin rate for 2001, excluding charges for impaired inventories, was 40.5%. The increase in the gross margin rate for 2002 over the 2001 period is attributable primarily to a favorable product mix and improved manufacturing efficiencies.

         Engineering. Our engineering expenses decreased $0.3 million, or 2.4%, from $12.7 million in 2001 to $12.4 million in 2002. The decrease is attributable primarily to the benefit from continued consolidation and streamlining of our engineering operations that occurred in 2001 and to tighter spending controls we implemented due to our sales slowdown.

         Selling, General and Administrative. Selling, general and administrative expenses decreased $15.6 million, or 18.0%, from $86.5 million in 2001 to $70.9 million in 2002. Our 2001 expenses included a charge of $2.8 million for bad debts we believed were potentially uncollectible and $3.3 million in professional fees incurred in connection with modifications to our existing debt and with obtaining additional debt. Excluding the previously mentioned expenses, selling, general and administrative expenses decreased $9.5 million in 2002 compared to 2001. The decrease is primarily attributed to spending controls we implemented because of the slowdown in sales, lower incentive compensation expense and lower compensation costs resulting from the restructuring measures implemented in 2001 and continuing into 2002.

         Corporate Charges. Corporate charges of $0.5 million for 2002 decreased from $1.7 million for 2001. The charges represent fees to Greenwich Street Capital Partners, Inc. for services provided under a consulting and management services agreement. This agreement expired in May 2002 and we have no current plans to renew the arrangement.

         Amortization of Goodwill and Other Intangibles. In connection with the adoption of SFAS 142 we discontinued amortization of goodwill in 2002 compared to amortization expense of $2.0 million in 2001. Amortization of intangible assets having definite lives was $0.1 million for each of 2002 and 2001.

         Restructuring Charges. We recorded a pre-tax restructuring charge of $0.5 million in 2002 related to the costs of settlement and curtailment of our pension obligations in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88). In 2002 lump sum cash payments were made to former employees whose positions were terminated as part of the restructuring measures announced in 2001. The payments resulted in a partial settlement under SFAS 88 in 2002. The resulting charge could not be estimated as a cost in 2001 because the number of participants taking lump sum settlements could not be measured.

         We recorded a pre-tax restructuring charge of $11.5 million in 2001 attributed to the consolidation of certain U.S. manufacturing operations, to the restructuring of our operations in Hong Kong, Canada, and Mexico, and to the discontinuation of our hearing aid products. The restructurings resulted in a reduction of approximately 450 employees, primarily in manufacturing and distribution, with all employees terminated as of December 31, 2002. The restructuring charges included $7.4 million of non-cash charges associated with the writedown of fixed assets and $4.1 million of expected cash expenditures, primarily for severance costs, of which $4.0 million had been paid as of December 31, 2002 and the remaining $0.1 million will be paid in the first half of 2003.

         Interest Expense. Interest expense decreased from $38.2 million in 2001 to $26.6 million in 2002. Interest expense decreased primarily because of lower outstanding average indebtedness resulting from the debt restructuring completed in November 2001 and payments on our revolving credit facility and term loans, offset by increased interest on our pay-in-kind debt instruments. Interest expense includes $17.0 million and $4.3 million of pay-in-kind interest expense for 2002 and 2001, respectively.

         Other Income. Other income increased from $1.2 million in 2001 to $2.7 million in 2002. The significant components of other income in 2002 were a gain of $0.9 million from the sale of the hearing instrument product lines, $0.4 million of income from amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the sale of hearing instrument product lines and a gain of $1.3 million from the sale of production assets related to the shutdown of certain manufacturing facilities. The significant components of other income in 2001 were $0.8 million from the sale of branding rights, a $0.3 million gain on foreign exchange and $0.3 million of royalty income offset by a $0.2 million loss on the sale of certain assets.

         Income Taxes. Our effective tax rate for the years 2002 and 2001 is not meaningful because a tax benefit has not been recorded on the pretax loss in the United States. The tax provision recorded relates only to the countries in which we are profitable. Income tax expense remained relatively unchanged in 2002 compared to 2001, as our foreign subsidiary taxable income increased, which increase was offset by a U.S. tax benefit related to prior periods.

         As of December 31, 2002, we have a reserve of $4.5 million included in income taxes payable for tax liability, penalties, and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. We have agreed with the Internal Revenue Service on the final amount of the tax liability to be paid and have been making monthly payments.

         At December 31, 2002, we have $12.3 million of net operating loss carryforwards. The U.S. operating loss carryforward is $9.1 million, of which $0.5 million expires in 2021 and $8.6 million expires in 2022. We have established a net deferred tax valuation allowance of $13.6 million due to the uncertainty of the realization of future tax benefits. This amount relates primarily to U.S. deferred tax assets as our realization of the future tax benefits related to the deferred tax asset is dependent on our ability to generate taxable income within the net operating loss carryforward period. We have considered this factor in reaching our conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

         We did not recognize any taxable income on the extraordinary gain on early extinguishment of debt related to the debt restructuring completed on November 21, 2001 due to certain provisions of the United States Internal Revenue Code for taxpayers deemed insolvent. Those same provisions also provide that any taxpayer not recognizing taxable income due to this insolvency provision will reduce all tax attributes, as defined under the Internal Revenue Code, to the extent of the unrecognized gain. Our portion of net operating loss carryforwards in 2001 that were generated in the United States is the only tax attribute to which this provision is applicable. As of December 31, 2001, we had a deferred tax asset related to net operating losses of $32.2 million, of which $31.0 million is related to the net operating losses generated in the United States and $1.2 million is related to the net operating losses generated by foreign subsidiaries. Therefore, on January 1, 2002, we eliminated the $31.0 million of the deferred tax asset related to the net operating losses in the United States and also reduced our valuation allowance accordingly.

         Extraordinary Gain on Early Extinguishment of Debt. Net income in 2001 included an extraordinary gain on early extinguishment of debt. On November 21, 2001 we completed a debt restructuring, pursuant to which $224.5 million, or 99.8%, of the total of our 10 1/2% and 11% senior subordinated notes were exchanged for 13% senior subordinated discount notes at a deemed issue price of $56.1 million, 5.0 million shares of Series B preferred stock, and warrants to purchase 1.7 million shares of common stock. As part of the debt restructuring, we recorded $115.9 million of extraordinary gain in the statement of operations. An additional gain of $52.7 million resulting from senior subordinated notes exchanged by related parties was recorded as contributed capital in the statement of shareholders' deficit.

         Cumulative Effect of a Change in Accounting. We recorded a charge of $29.9 million in 2002 related to the impairment of our Professional Sound and Entertainment segment goodwill as a cumulative effect of a change in accounting in accordance with the guidance in SFAS 142.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Net Sales. Our net sales decreased 13.5%, or $44.4 million, from $328.9 million in 2000 to $284.5 million in 2001. Sales in both our Professional Sound and Entertainment and Audio and Wireless Technology segments declined. The decline is attributable primarily to the slowdown in the economy compounded by a precipitous decline in the second half of 2001.

         Net sales in our Professional Sound and Entertainment segment declined $15.8 million, or 7.4%, from $212.6 million in 2000 to $196.8 million in 2001. The decline is attributable primarily to the slowdown in the economy.

         Net sales for our Audio and Wireless Technology segment decreased $28.6 million, or 24.6%, from $116.3 million in 2000 to $87.7 million in 2001. The decline in net sales is attributable primarily to the slowdown in the economy, which had a significant impact on the sales of our communication products, and to the decline in sales of the hearing aid products due to our plans to discontinue the product line.

         Gross Profit. Our gross profit decreased $25.4 million, or 20.4%, from $124.8 million in 2000 to $99.4 million in 2001. As a percentage of sales, the gross margin rate of 34.9% for 2001 decreased from 37.9% for 2000. The decrease in the gross margin rate for 2001 is attributable mainly to lower manufacturing plant capacity utilization due to lower sales, write-offs for excess and obsolete inventories due to lower sales, and startup inefficiencies of a new manufacturing plant.

         The gross margin rate for our Professional Sound and Entertainment segment declined from 38.6% for 2000 to 33.9% for 2001. The decline is attributable primarily to manufacturing inefficiencies during startup of a new manufacturing facility and to the write-off of excess and obsolete inventories.

         The gross margin rate for our Audio and Wireless Technology segment increased from 36.8% in 2000 to 37.3% for 2001. The increase is attributable primarily to a favorable product mix.

         Engineering. Our engineering expenses decreased $1.4 million, or 9.9%, from $14.1 million in 2000 to $12.7 million in 2001. The decrease is attributable primarily to the spending restraints we implemented due to the slowdown in sales.

         Selling, General and Administrative. Selling, general and administrative expenses decreased $1.3 million, or 1.5%, from $87.8 million in 2000 to $86.5 million in 2001. Both years contained certain unusual charges described below. Excluding those charges, selling, general and administrative expenses decreased $3.6 million in 2001 due to lower incentive compensation, spending restraints, and the benefits of restructuring.

         Selling, general and administrative expenses for 2001 included a special charge of $2.8 million for an additional provision for bad debts based on our assessment that collectibility from a number of customers was doubtful. Selling, general and administrative expense for 2000 included a $0.4 million charge attributed to the cost related to a lawsuit filed by our former distributor in France.

         Corporate Charges. Corporate charges of $1.7 million for 2001 remained unchanged from 2000. The charges represent fees to Greenwich Street Capital Partners, Inc. for services provided under a consulting and management services agreement.

         Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles of $2.2 million for 2001 remained relatively unchanged from 2000.

         Restructuring Charges. We recorded a pre-tax restructuring charge of $11.5 million in 2001 attributed to the consolidation of certain U.S. manufacturing operations, to the restructuring of our operations in Hong Kong, Canada, and Mexico, and to the discontinuation of our hearing aid products. The restructurings resulted in a reduction of approximately 450 employees, primarily in manufacturing and distribution, with approximately 210 employees terminated by December 31, 2001. The restructuring charges included $7.4 million of non-cash charges associated with the writedown of fixed assets and $4.1 million of expected cash expenditures, primarily for severance costs, of which $1.1 million had been paid as of December 31, 2001 and the remaining $3.0 million was to be paid during 2002 and 2003.

         Interest Expense. Interest expense decreased from $38.4 million in 2000 to $38.2 million in 2001. The decrease in interest expense is attributed to lower outstanding average indebtedness offset partially by higher average interest rates.

         Other Income. Other income decreased from $12.4 million in 2000 to $1.2 million in 2001. The significant components of other income in 2001 were $0.8 million from the sale of branding rights, a $0.3 million gain on foreign exchange, $0.3 million of royalty income, and a $0.2 million loss from the sale of certain assets. The significant components of other income in 2000 were $6.5 million of income attributed to the restructuring of a license agreement to provide for a one-time, up-front fee in lieu of future royalties, offset by $0.2 million of related expenses, interest income of $2.2 million associated with an arbitration ruling related to a dispute arising out of our 1996 purchase of the audio products group from Mark IV Industries, Inc., a $1.0 million gain on the sale of a trademark, $2.1 million of proceeds from an insurance settlement related to a lawsuit filed by our former CEO, a $0.2 million gain from the sale of our former corporate headquarters, and a $0.3 million gain on foreign exchange.

         Income Taxes. Our effective tax rate for the years 2001 and 2000 is not meaningful because a tax benefit has not been recorded on the pretax loss in the United States. The tax provision recorded relates only to the countries in which we are profitable. Income tax expense increased in 2001 compared to 2000, as a result of increases in our foreign subsidiary taxable income and foreign tax rates applied to this taxable income.

         We did not recognize any taxable income on the extraordinary gain on early extinguishment of debt related to the debt restructuring completed on November 21, 2001 due to certain provisions of the United States Internal Revenue Code for taxpayers deemed insolvent. Those same provisions also provide that any taxpayer not recognizing taxable income due to this insolvency provision will reduce all tax attributes, as defined under the Internal Revenue Code, to the extent of the unrecognized gain. Our portion of net operating loss carryforwards in 2001 that were generated in the United States is the only tax attribute to which this provision is applicable. As of December 31, 2001, we had a deferred tax asset related to net operating losses of $32.2 million, of which $31.0 million was related to the net operating losses generated in the United States and $1.2 million was related to the net operating losses generated by foreign subsidiaries.

         Extraordinary Gain on Early Extinguishment of Debt. On November 21, 2001 we completed a debt restructuring, pursuant to which $224.5 million, or 99.8%, of the total of our 10 1/2% and 11% senior subordinated notes were exchanged for 13% senior subordinated discount notes at a deemed issue price of $56.1 million, 5.0 million shares of Series B preferred stock, and warrants to purchase 1.7 million shares of common stock. As part of the debt restructuring, we recorded $115.9 million of extraordinary gain in the statement of operations. An additional gain of $52.7 million resulting from senior subordinated notes exchanged by related parties was recorded as contributed capital in the statement of shareholders' deficit.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, we had cash and cash equivalents of $3.4 million compared to $3.0 million at December 31, 2001. Our principal source of funds in 2002 was $19.0 million from operating activities. Our principal use of funds for 2002 was $18.9 million for debt repayment.

         Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes, and update information systems, all of which improve efficiency. Our ability to make capital expenditures is subject to certain restrictions, described below, under our senior secured credit facility, our senior secured notes, and our senior subordinated discount notes.

         Our consolidated indebtedness decreased $1.0 million, from $176.8 million at December 31, 2001 to $175.8 million at December 31, 2002. The change is primarily a result of debt repayments of $18.9 million offset by a $17.0 million increase in our pay-in-kind debt instruments and $1.5 million from new debt issuance.

         We rely mainly on internally generated funds and, to the extent necessary, borrowings under our revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily from debt service, working capital needs, and capital expenditure requirements.

         Our credit facilities as of December 31, 2002, include a senior secured credit facility (expiring on April 30, 2004) consisting of a term loan facility of $115.0 million, a revolving credit facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital facilities, subject to certain limitations, of $10.0 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable, and inventory or are guaranteed by another subsidiary.

         As of December 31, 2002, $9.6 million of our $67.3 million outstanding borrowings under the term loan facility is payable in the next 12 months, with the balance payable as described below. In addition, we had outstanding borrowings of $8.6 million under the revolving credit facility and borrowings of $3.9 million under our foreign working capital lines. We have classified $7.3 million of the revolving credit facility as short-term debt based on our anticipated ability to repay the debt in the next 12 months. The remaining $1.3 million is classified as long-term debt. The net availability, after deduction for open letters of credit and borrowing base limitations, under the revolving credit facility and the foreign working capital lines was $12.6 million at December 31, 2002. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by us; therefore, our financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities for the year ended December 31, 2002 was 7.5%.

         Pursuant to the term loan facility, we are required to make scheduled permanent principal payments under:

                  - the $50.0 million Tranche A Term Loan Facility, $15.6 million of which was outstanding at December 31, 2002, of $2.2 million and $13.4 million in 2003 and 2004, respectively, with a final maturity date of April 30, 2004, and

                  - the $65.0 million Tranche B Term Loan Facility, $51.7 million of which was outstanding at December 31, 2002, of $7.4 million and $44.3 million in 2003 and 2004, respectively, with a final maturity date of April 30, 2004.

         In addition, under the terms of the senior secured credit facility, we are required to make mandatory prepayments from proceeds of the sale of assets and an additional payment in 2003 and 2004 if our operating performance for 2002 and 2003 exceeds certain targets. We will be making an additional payment of $0.5 million in 2003 related to our 2002 operating performance.

         In addition to payments on our term loan facility, we are required to make principal payments totaling $0.4 million in 2003 pursuant to our other US and foreign debt agreements.

         In 2001, we had defaulted on certain covenants related to our senior secured credit facility, our senior secured notes, and our senior subordinated notes. We had to incur additional indebtedness to meet our liquidity needs and, subsequently, we completed a debt restructuring. In 2002, our debt service obligations declined due to the debt restructuring. We also improved our operating performance due to the benefits from the 2001 restructurings, which have been fully implemented. While we believe these actions will provide adequate cash flow to meet our debt service obligations, capital expenditure needs, and working capital requirements in 2003, we cannot give any assurance that our cash flow will be adequate. Additionally, our future performance and our ability to service our obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

         Recent stock market results have lowered the historical returns on our pension assets. As a result, we have reduced our discount rate and expected rate of return for calculation of 2003 pension expenses. These rate changes along with the amortization of additional actuarial losses will increase the amount of pension expense that we will recognize in future periods. We anticipate our 2003 pension expense will be approximately $0.2 million. Telex was not required to make an employer contribution to its pension plan in 2002. In 2003 we will need to make contributions totaling approximately $1.9 million.

CERTAIN RISKS RELATED TO TELEX'S BUSINESS

         The statements under this caption are intended to serve as cautionary statements within the meaning of the Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act and should be read in conjunction with the forward-looking statements in this report. Various factors, including those described in this section and elsewhere in this report, could cause actual results and events to vary significantly from those expressed in any forward-looking statement. The following information is not intended to limit in any way the characterization of other statements or information in this report as cautionary statements for such purpose.

         Substantial Leverage and Debt Service Obligations. We are highly leveraged. In 2001 we defaulted on certain covenants related to our senior secured credit facility, the Tranche A senior secured notes, and the senior subordinated notes. We incurred additional indebtedness to meet our liquidity needs and, subsequently, we completed a debt restructuring. Although we improved our operating performance in 2002, including realizing the benefits from the 2001 restructurings, most of which were fully implemented in early 2002 and improved our cash flow to meet our liquidity needs, our high degree of leverage could have important consequences, including but not limited to the following:

                  - our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes may be impaired in the future;

                  - a substantial portion of our cash flow from operations must be dedicated to debt service, thereby reducing the funds available to us for other purposes, including product development and marketing; and

                  - our flexibility to adjust to changing market conditions and the ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic conditions or our business, or may be unable to carry out capital spending that is important to our growth strategy.

         Our ability to repay or to refinance our obligations with respect to our indebtedness will depend on our financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors, many of which are beyond our control. These factors could include operating difficulties, increased operating costs, product prices, the response of competitors, regulatory developments, and delays in implementing strategic projects.

         Restrictive Financing Covenants. Our senior secured credit facility, senior secured notes and the indenture governing our senior subordinated discount notes contain a number of significant covenants that will restrict our operations and the operation of our subsidiaries. Our ability to comply with such covenants and other restrictions may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. The breach of any such covenants or restrictions could result in a default under our senior secured credit facility, senior secured notes, or the indenture governing our senior subordinated discount notes that would permit the lenders to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest, and the commitments of the lenders under our revolving credit facility to make further extensions of credit could be terminated. In the event the lenders were to declare us in default, we may not be able to raise sufficient cash to repay the lenders.

         Control of Telex. Over 50% of the voting power of our outstanding securities is held by GSCP Recovery, Inc., GSC Partners

CDO Fund, Limited, and a group of stockholders controlled by Jefferies Capital Partners. Four of our directors are affiliated with one or more of these holders. A fifth director is serving at the request of one of the holders, and the sixth director is our chief executive officer.

         New Products and Changing Technology. Technological innovation and leadership are among the important factors in competing successfully in the professional sound and entertainment and audio and wireless technology markets. Our future results will depend, in part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products that meet customer demands, including products utilizing digital technology, which are increasingly being introduced in many of our markets. The success of current and new product offerings is dependent on several factors, including proper identification of customer needs, technological development, cost, timely completion and introduction, differentiation from offerings of our competitors, and market acceptance. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures. We may not be able to successfully identify and develop new products in a timely manner. Products or technologies developed by others may render our products obsolete or noncompetitive, and constraints in our financial resources may adversely affect our ability to develop and implement technological advances.

         Significant Competition. The markets within both the Professional Sound and Entertainment and Audio and Wireless Technology segments are highly competitive and fragmented, and we face meaningful competition in both segments and in most of our product categories and markets. While many of our current competitors are generally smaller than we are, some of our competitors are substantially larger and have greater financial resources than we do. As we develop new products and enter new markets we may encounter new competitors, and other manufacturers and suppliers who currently do not offer competing products may enter the markets in which we currently operate. Such new competitors may be larger, offer broader product lines, and have substantially greater financial and other resources than we do. Such competition could negatively affect our pricing and gross margins. Although we have historically competed successfully in our various markets, we may not be able to continue to do so or compete successfully in new markets.

         Currency and Other Risks Attendant to International Operations. Our efforts to increase international sales may be adversely affected by, among other things, changes in foreign import restrictions and regulations, taxes, currency exchange rates, currency and monetary transfer restrictions and regulations, and economic and political changes in the foreign nations in which our products are manufactured and/or sold. Although our international operations have generally been profitable in the past, one or more of these factors could have a material adverse effect on our financial position or results of operations in the future. In addition, we have not registered our significant trademarks in all foreign jurisdictions in which we do business, and attempts at registration in such foreign jurisdictions may not be successful.

         We have substantial assets located outside of the United States, and a substantial portion of our sales and earnings are attributable to operations conducted abroad and to export sales, predominantly in Western Europe and Asia Pacific. Our international operations subject us to certain risks, including increased exposure to currency exchange rate fluctuations. We hedge a portion of our foreign currency exposure by incurring liabilities, including bank debt, denominated in the local currencies of those countries where our subsidiaries are located and manage our currency risk exposure on foreign currency denominated intercompany balances through forward foreign exchange contracts. Our international operations also subject us to certain other risks, including adverse political or economic developments in the foreign countries in which we conduct business, foreign governmental regulation, dividend restrictions, tariffs and potential adverse tax consequences, including payment of taxes in jurisdictions that have higher tax rates than does the United States.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The counterparties to our financial instruments are major financial institutions.

         We do not enter into derivatives or other financial instruments for trading or speculative purposes.

EXCHANGE RATE SENSITIVITY ANALYSIS

         We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our exposure to changes in exchange rates. During 2002, we principally hedged transactions involving certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in our statement of operations.

         At December 31, 2002, we had outstanding foreign forward exchange contracts with a notional amount of $2.3 million with a weighted average maturity of 96 days.

         At December 31, 2002, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.2 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

         For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact our earnings and cash flows, assuming other factors are held constant.

         At December 31, 2002, we had fixed rate debt of $55.0 million, step-up, pay-in-kind interest debt of $40.0 million, with a redemption value of $40.9 million at December 31, 2002, and an interest-free loan of $1.1 million. Holding all other variables constant, such as foreign exchange rates and debt levels, a one-percentage point decrease in interest rates would increase the unrealized fair market value of these debts by approximately $2.5 million.

         At December 31, 2002, we had floating rate debt of $79.7 million. The earnings and cash flow impact for the next twelve months resulting from a one-percentage point increase in interest rates on this debt would be approximately $0.8 million, holding all other variables constant.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors, Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth immediately following the chief financial officer certification page of this report and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 10, 2002, management of Telex, after communications with its Board of Directors, dismissed Arthur Andersen LLP ("Andersen") as Telex's independent auditors, effective immediately, and engaged Ernst & Young LLP to serve as Telex's independent auditors for the fiscal year ending December 31, 2002.

         Andersen's reports on Telex's consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During the years ended December 31, 2001 and 2000 and through June 10, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report on Telex's consolidated financial statements for such years; and there are no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

         Telex provided Andersen with a copy of the foregoing disclosures. Incorporated by reference is a copy of Andersen's letter, dated June 10, 2002, stating its agreement with such statements, which was filed with Report on Form 8-K dated June 10, 2002.

         During the years ended December 31, 2001 and 2000 and through June 10, 2002, Telex did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Telex's consolidated financial statements, or any other matters or reportable events as set forth in
Item 304(a)(2)(ii) of Regulation S-K.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age and position, as of March 15, 2003, of each of our executive officers and directors.

                     NAME                          AGE                        POSITION
                     ----                          ---                        --------
Ned C. Jackson.................................    67      Director, Chief Executive Officer and President
Gregory W. Richter.............................    41      Vice President, International ROW and Chief Financial Officer
Mathias von Heydekampf.........................    40      President, Worldwide Pro Audio
Joseph Vaughan.................................    38      President, Audio and Wireless Technology
Edgar S. Woolard, Jr...........................    68      Director, Chairman of the Board
Keith W. Abell.................................    46      Director
Brian Friedman.................................    47      Director
Patrick Halloran...............................    43      Director
Stuart Katz....................................    48      Director

         Mr. Jackson became a director and was appointed as Chief Executive Officer and President in 1998. Prior to joining us, Mr. Jackson was with DuPont for 37 years, most recently as Vice President and General Manager of DuPont's DACRON(R) and Specialty Chemicals units.

         Mr. Richter joined us in September 1998 as Vice President and Treasurer. He became Vice President International -- ROW (Rest of World) in November 2000. While retaining these responsibilities, he was promoted to Chief Financial Officer in February 2002. Prior to joining us, Mr. Richter served as Assistant Treasurer of Imation Corporation from 1996 to 1998.

         Mr. von Heydekampf joined us in February 1997 as Managing Director, Germany and for our subsidiary in France. From December 1999 to March 2001, he was President, Electronics business unit and Managing Director for Europe. He was promoted in March 2001 to the position of President, Worldwide Electronics/Europe and ROW. He was promoted in May 2002 to the position of President, Worldwide Pro Audio.

         Mr. Vaughan joined us in 1992 as a Product Manager for our Land Mobile Communications business unit and has served in numerous sales, marketing and product management positions. Mr. Vaughan was Director of Sales and Marketing for the Communications business unit from 1998 to 2000. He was promoted in 2000 to Vice President and General Manager of the Communications business unit. In April 2002, he was promoted to President and General Manager of the Audio and Wireless Technology segment.

         Mr. Woolard was appointed Chairman of our Board of Directors in March 2000. He became a director in January 1998. Mr. Woolard is the former Chairman of the Board of Directors of DuPont. He joined DuPont in 1957 and held a variety of engineering, manufacturing, and management positions before being elected President and Chief Operating Officer in 1987 and Chairman and Chief Executive Officer in 1989. He retired from DuPont in 1995. Mr. Woolard is serving on the Board of Directors at the request of the GSCP stockholders.

         Mr. Abell became a director in December 1997. Mr. Abell is a Co-President of GSCP (NJ), L.P., which he joined at its inception in 1994. GSCP
(NJ), L.P. is affiliated with several entities that, together, own a significant portion of our common stock. Mr. Abell is serving on the Board of Directors at the request of the GSCP stockholders.

         Mr. Friedman became a director in November 2001. He has been a Managing Member of Jefferies Capital Partners since 1997. Jefferies Capital Partners is the manager of several entities, that, together, own a significant portion of our common stock. Mr. Friedman is also the chairman of the executive committee of Jefferies & Company, Inc. He is serving on the Board of Directors at the request of Jefferies & Company, Inc.

         Mr. Halloran became a director in November 2001. He is also a Vice President and a member of the Board of Directors of CSFC Wayland Investment Advisers, Inc., a wholly-owned subsidiary of Cargill Financial Services Corporation, a wholly owned subsidiary of Cargill, Inc., and has been portfolio manager since 1990. Mr. Halloran is serving on the Board of Directors at the request of Jefferies & Company, Inc.

         Mr. Katz became a director of the Company in July 2002. He has been an officer at Jefferies Capital Partners since 2001. Prior to that he was employed as an investment banker by Furman Selz Incorporated since 1985, including more recently as a Managing Director in the Merger and Acquisition Investment Banking Group at ABN Amro (2001) and ING Barings (1997-2000), each of which were successors in interest to a portion of Furman Selz's investment banking business. Jefferies Capital Partners is the manager of several entitles, that, together, own a significant portion of our common stock. Mr. Katz is serving on the Board of Directors at the request of Jefferies & Company, Inc.

ITEM 11.          EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         All of our directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at Board meetings and other business requiring their presence on our behalf.

         By a resolution dated November 20, 2001, the Board of Directors approved the payment of a salary of $180,000 per year to Edgar S. Woolard, Jr., Chairman of the Board, for the period from November 20, 2001 through December 31, 2002. Under this resolution, Mr. Woolard was paid $180,000 in 2002 and $20,000 in 2001.

         Currently, Keith Abell is an officer of GSCP (NJ), L.P., which is the manager of Greenwich Street Capital Partners, Inc., to which we owe fees related to consulting services. See "Certain Relationships and Related Transactions."

EXECUTIVE COMPENSATION

         The following table sets forth information with respect to all compensation paid for services rendered in all capacities during the last three fiscal years by our Chief Executive Officer and the four most highly compensated executive officers whose cash compensation exceeded $100,000 for the year ended December 31, 2002 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                                       -------------------
                                            FISCAL      SALARY      BONUS          ALL OTHER
        NAME AND PRINCIPAL POSITION          YEAR        ($)         ($)       COMPENSATION($)(b)
        ---------------------------         ------     -------     -------     ------------------
Ned C. Jackson ...........................   2002      382,693     380,000           5,500
President and Chief Executive Officer        2001      358,076     100,000           5,100
                                             2000      338,461     170,000           5,100

Mathias von Heydekampf ...................   2002      244,332     306,000              --
President, Worldwide Pro Audio               2001      193,000      50,000              --
                                             2000      192,976     125,000              --

Gregory W. Richter .......................   2002      182,980     130,000           5,021
Vice President and Chief Financial Officer   2001      140,937      50,000           3,029
                                             2000      125,529      34,500           1,840

Joseph Vaughan ...........................   2002      147,115      54,250           5,500
President, Audio and Wireless                2001      110,999      50,000           4,556
Technology                                   2000      100,798      29,034           2,367

Mahedi Jiwani (a) ........................   2002      144,375      55,000           4,331
Vice President, Finance                      2001      140,938      16,250           2,408
                                             2000      133,000      37,000           2,232

(a) Mr. Jiwani resigned his employment with the Company on January 10, 2003.

(b) Represents company matching contribution to the 401(k) plan.

OPTION GRANTS IN FISCAL 2002

         No options were granted to the Named Executive Officers during 2002.

STOCK OPTION EXERCISES AND VALUE AT DECEMBER 31, 2002

         There were no options exercised during fiscal 2002 and no options outstanding at December 31, 2002.

ANNUAL BONUS PROGRAMS

         We have an annual bonus plan for management employees. Participants in the plan are eligible to receive annual bonuses of between 20% and 140% of base salary depending on the level of achievement of the specified performance targets. Bonuses earned in 2002 under this plan will be paid out in 2003.

         For a description of bonuses payable to Mr. Jackson and Mr. von Heydekampf, see "Employment Agreements."

PENSION PLAN

         We maintain a defined benefit pension plan qualified under the Internal Revenue Code that provides a benefit upon retirement to eligible employees. Since July 1, 1999 the pension plan has been a cash balance pension plan. Under the terms of the pension plan, accrued benefits are expressed as "account balances" for each participant. Each active participant's account receives a benefit credit each year based on the participant's age, vesting service, and total remuneration covered by the pension plan, consisting of base salary, commission, overtime and bonuses paid to the participant, as illustrated in the following table.

BENEFIT CREDIT CHART

                                    BENEFIT CREDIT AS A PERCENTAGE OF
                      --------------------------------------------------------------
  AGE + YEARS OF                                       PENSION EARNINGS FOR THE YEAR
VESTING SERVICE ON                                         THAT ARE GREATER THAN
     JANUARY 1        PENSION EARNINGS FOR THE YEAR        THE INTEGRATION LEVEL
------------------    -----------------------------    -----------------------------
Under 40..........                 1.5%                             1.5%
     40-49........                 2.0                              2.0
     50-59........                 2.6                              2.6
     60-69........                 3.2                              3.2
     70-79........                 4.2                              4.2
     80-89........                 5.4                              5.4
90 and above......                 6.8                              5.4

         The integration level each year is equal to one-half of the Social Security taxable wage base for the year. For 2003, the integration level is $43,500. The integration level will change each year. For plan years through 2003, annual compensation taken into account for purposes of calculating benefits is limited to $200,000. This amount will be adjusted in future years to reflect inflation.

         The accounts are also credited with an interest credit, which is based on the average six-month Treasury bill rate for November 1 of the prior year, plus one percent. The interest credit for a full calendar year will not be less than 5 percent. However, beginning in 2003, the interest credit will not be greater than the average annual interest on 30-year Treasury Securities for the month of November of the prior year.

         The estimated projected annual single life annuity benefit for the Named Executive Officers, assuming they continue with Telex to age 65, or December 31, 2003, if later, and their compensation, the maximum recognizable compensation, and the integration level do not change, would be as follows:

Mr. Jackson       $  5,112
Mr. Richter       $ 56,432
Mr. Vaughan       $ 79,729
Mr. Jiwani        $ 17,556

         During 2002 Mr. von Heydekampf was not eligible to participate in the Pension Plan because he was not a United States citizen or resident.

EMPLOYMENT AGREEMENTS

         Effective December 16, 2002, we entered into an employment agreement with Mr. Jackson, ending on December 31, 2003, pursuant to which he will receive:

                  -    a base salary of $450,000 for 2003;

                  - a guaranteed bonus of $225,000 payable on January 1, 2004, prorated if he does not work the full year, and

                  - $30,000 per month for twelve months to provide consulting services in the event of his retirement or termination without cause.

         Effective January 5, 2003, we entered into an agreement with Mr. von Heydekampf, pursuant to which he will receive:

                  -    a base salary of $270,000 per year;

                  - a bonus payment of between 40% and 140% of his annual base salary upon the achievement of certain specified performance objectives, and

                  - in the event his employment is terminated without cause, or he terminates his employment for good reason, we will pay a lump-sum payment of 150% of his annual base salary plus 150% of his annual target bonus (which target bonus is 70% of his annual base salary).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information with respect to the beneficial ownership of our securities as of February 28, 2003 by

                  - each person who is known by us to beneficially own more than five percent of our securities,

                  -    each director,

                  - each Named Executive Officer as listed in the Summary Compensation Table above, and

                  -    all directors and executive officers as a group.

         Except as otherwise indicated, each holder has sole voting and sole investment power with respect to the securities shown.

                                                                              PERCENTAGE OF
        NAME AND ADDRESS OF BENEFICIAL OWNER             NUMBER OF SHARES         CLASS
        ------------------------------------             ----------------     -------------
GSCP Recovery, Inc.(a)(b)(c) ........................        918,427              18.4%
GSC Partners CDO Fund, Limited(c)(d)(e) .............        455,908               9.1
ING Furman Selz Investors III, L.P.(f)(g)(i) ........        915,021              18.4
ING Barings U.S. Leveraged Equity Plan LLC (f)(h)(i).        278,267               5.6
CFSC Wayland Advisers, Inc. (j)(k)...................        390,746               7.8
Edgar S. Woolard, Jr.(c) ............................          5,902                 *
Ned C. Jackson(l) ...................................          3,541                 *
Keith W. Abell(m) ...................................              0                 *
Brian Friedman(n) ...................................              0                 *
Patrick Halloran(o) .................................              0                 *
Stuart Katz (p) .....................................              0                 *
Mathias von Heydekampf ..............................              0                 *
Gregory Richter .....................................              0                 *
Mahedi Jiwani .......................................              0                 *
Joseph Vaughan ......................................              0                 *
All directors and executive officers as a group (9
  persons)(c))(l)(m)(n)(o)(p) .......................          9,443                 *

* Less than 1%.

(a) The address of GSCP Recovery, Inc. is c/o M&C Corporate Services Ltd., P.O. Box 309, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands.

(b) Does not include 36,227 shares that GSCP Recovery, Inc. would be entitled to purchase upon the exercise of warrants owned by it. Such warrants are not currently exercisable. If such warrants had been exercisable in full as of February 28, 2003, then GSCP Recovery, Inc. would be the beneficial owner of an aggregate of 954,654 shares, representing approximately 14.3% of the shares issued and outstanding or issuable upon exercise of all of the warrants currently outstanding. GSCP Recovery, Inc. is a majority-owned subsidiary of Greenwich Street Capital Partners II, L.P. Greenwich Street Investments II, L.L.C. is the general partner of Greenwich Street Capital Partners II, L.P. Keith Abell, one of our directors, is a managing member of Greenwich Street Investments II, L.L.C. Mr. Abell disclaims beneficial ownership of the shares owned by GSCP Recovery, Inc. and any shares which GSCP Recovery, Inc. might be entitled to purchase upon exercise of such warrants.

(c) Does not include 1,469,445 shares that TCI Investment II, LLC would be entitled to purchase upon the exercise of warrants owned by it. Such warrants are not currently exercisable. If such warrants had been exercisable in full as of February 28, 2003, then TCI Investment II, LLC would be the beneficial owner of approximately 22.1% of the shares issued and outstanding or issuable upon exercise of all of the warrants currently outstanding. The members of TCI Investment II, LLC are Greenwich Street Capital Partners, L.P. and New Century Enterprises, Ltd. Mr. Abell is a Managing Director of TCI Investment II, LLC. The general partner of Greenwich Street Capital Partners, L.P. is Greenwich Street Investments, Inc., and Mr. Abell is an Assistant Vice President of Greenwich Street Investments, Inc. Edgar S. Woolard, the Chairman of our Board of Directors, is the President of New Century Enterprises, Ltd. and is the owner of 92.7% of the equity interest in New Century Enterprises, Ltd. Messrs. Abell and Woolard disclaim beneficial ownership of the shares which TCI Investment II, LLC might be entitled to purchase upon exercise of the warrants owned by TCI Investment II, LLC.

(d) The address of GSC Partners CDO Fund, Limited is 500 Campus Drive, Suite 220, Florham Park, New Jersey 07932.

(e) Does not include 17,981 shares that GSC Partners CDO Fund, Limited would be entitled to purchase upon the exercise of warrants owned by it. Such warrants are not currently exercisable. If such warrants had been exercisable in full as of February 28, 2003, then GSC Partners CDO Fund, Limited would be the beneficial owner of an aggregate of 473,889 shares, representing approximately 7.1% of the shares issued and outstanding or issuable upon exercise of all of the warrants currently outstanding. Mr. Abell is Co-President of GSCP (NJ), Inc., which is the general partner of GSCP (NJ), L.P. GSCP (NJ), L.P. is the collateral manager of GSC Partners CDO Fund, Limited. Mr. Abell disclaims beneficial ownership of the shares owned by GSC Partners CDO Fund, Limited and the shares which GSC Partners CDO Fund, Limited might be entitled to purchase upon exercise of the warrants owned by GSC Partners CDO Fund, Limited.

(f) The address for ING Furman Selz Investors III, L.P. and ING Barings U.S. Leveraged Equity Plan LLC is c/o Jefferies Capital Partners, 520 Madison Avenue, New York, New York 10022.

(g) Does not include 36,093 shares that ING Furman Selz Investors III, L.P. would be entitled to purchase upon the exercise of warrants owned by it. Such warrants are not currently exercisable. If such warrants had been exercisable in full as of February 28, 2003, then ING Furman Selz Investors III, L.P. would be the beneficial owner of an aggregate of 951,114 shares, representing approximately 19.1% of the shares issued and outstanding or issuable upon exercise of all of the warrants currently outstanding. Mr. Katz and Mr. Friedman, two of our directors, are an officer and the Managing Member, respectively, of Jefferies Capital Partners, which controls the investment decisions of ING Furman Selz Investors III, L.P. in its capacity as Manager of the fund. Messrs. Katz and Friedman disclaim beneficial ownership of the shares owned by ING Furman Selz Investors III, L.P. and the shares that ING Furman Selz Investors III, L.P. might be entitled to purchase upon exercise of the warrants owned by ING Furman Selz Investors III, L.P.

(h) Does not include 10,976 shares that ING Barings U.S. Leveraged Equity Plan LLC would be entitled to purchase upon the exercise of warrants owned by it. Such warrants are not currently exercisable. If such warrants had been exercisable in full as of February 28, 2003, then ING Barings U.S. Leveraged Equity Plan LLC would be the beneficial owner of an aggregate of 289,243 shares, representing approximately 5.8% of the shares issued and outstanding or issuable upon exercise of all of the warrants currently outstanding. Mr. Katz and Mr. Friedman, two of our directors, are an officer and the Managing Member, respectively, of Jefferies Capital Partners, which controls the investment decisions of ING Barings U.S. Leveraged Equity Plan LLC in its capacity as Manager of the fund. Messrs. Katz and Friedman disclaim beneficial ownership of the shares owned by ING Barings U.S. Leveraged Equity Plan LLC and the shares that ING Barings U.S. Leveraged Equity Plan LLC might be entitled to purchase upon exercise of the warrants owned by ING Barings U.S. Leveraged Equity Plan LLC.

(i) ING Furman Selz Investors III, L.P. and ING Barings U.S. Leveraged
    Equity Plan LLC may be deemed to be beneficial owners of the securities held by the other and of 119,897 shares and 4,729 warrants held by ING Barings Global Leveraged Equity Plan Ltd. (collectively, the ING Funds). If the warrants had been exercisable in full as of February 28, 2003, then the ING Funds, collectively, would be the beneficial owner of an aggregate of 1,364,983 shares, representing approximately 20.6% of the shares issued and outstanding or issuable upon exercise of all of the warrants currently outstanding. Jefferies Capital Partners controls the investment decisions of the ING Funds in its capacity as Manager of each of the funds. Messrs. Katz and Friedman disclaim beneficial ownership of the shares owned by the ING Funds, and the shares that the ING Funds might be entitled to purchase upon exercise of the warrants owned by each fund.

(j) The address of CFSC Wayland Advisers, Inc. is 12700 Whitewater Drive, Minnetonka, Minnesota 55343.

(k) CSFC Wayland Advisers, Inc. is the manager of Wayland Investment Fund,
    LLC and Wayland Recovery Fund, LLC and is the investment adviser for Wayland Investment Fund II, LLC (collectively, the Wayland Funds). Wayland Investment Fund, LLC owns 219,573 shares and warrants to purchase 8,661 shares. Wayland Recovery Fund, LLC owns 141,660 shares and warrants to purchase 5,587 shares. Wayland Investment Fund II, LLC owns 29,513 shares and warrants to purchase 1,164 shares. Such warrants are not currently exercisable. If such warrants had been exercisable in full as of February 28, 2003, then the Wayland Funds would be the beneficial owner of an aggregate of 406,158 shares, representing approximately 6.1% of the shares issued and outstanding or issuable upon exercise of all warrants currently outstanding. Mr. Halloran is a vice president and a member of the board of directors of CFSC Wayland Advisers, Inc. Mr. Halloran disclaims beneficial ownership of the shares owned by the Wayland Funds and the shares which the Wayland Funds might be entitled to purchase upon exercise of warrants owned by the Wayland Funds.

(l) Does not include 3,541 shares owned by Mr. Jackson's wife, as to which Mr. Jackson disclaims beneficial ownership. Does not include warrants to purchase 140 shares owned by Mr. Jackson or warrants to purchase 140 shares owned by Mr. Jackson's wife, as to which Mr. Jackson disclaims beneficial ownership. Such warrants are not currently exercisable. If the warrants owned by Mr. Jackson had been exercisable in full as of February 28, 2003, then Mr. Jackson would be the beneficial owner of an aggregate of 3,681 shares.

(m) See notes (b), (c), and (e), above.

(n) See notes (g), (h) and (i) above.

(o) See note (k) above.

(p) See notes (g), (h) and (i) above.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to a consulting agreement dated as of May 6, 1997, Greenwich Street Capital Partners, Inc., provided certain business, financial and managerial advisory services to us, including developing and implementing corporate and business strategy and providing other consulting and advisory services. In exchange for such services, Greenwich Street Capital Partners, Inc. was entitled to receive an aggregate annual fee of $1.5 million, payable semi-annually, plus its reasonable out-of-pocket costs and expenses. In addition, we agreed to indemnify Greenwich Street Capital Partners, Inc. and related or affiliated persons against certain liabilities arising under the federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities. The consulting agreement expired on May 6, 2002. Since January 1, 2001, we have been prohibited under the terms of our senior secured credit agreement from paying the advisory fee in cash. However, we agreed in November 2001 that the outstanding management services fee will accrue interest at the rate of two percent per month, subject to applicable law. We had a balance payable, inclusive of interest, to Greenwich Street Capital Partners, Inc. of $2.5 million at December 31, 2002.

ITEM 14.          CONTROLS AND PROCEDURES

         Within 90 days prior to the filing of this Report on Form 10-K (the "Evaluation Date"), an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of Telex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, our management, including the CEO and CFO, concluded that (i) our disclosure controls and procedures were effective as of the Evaluation Date to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that (ii) the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect Telex's disclosure controls and procedures subsequent to the Evaluation Date nor were any significant deficiencies or material weaknesses in Telex's internal controls found.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a) The following documents are filed as part of this report:

                                                                          PAGE
                                                                          ----
1.      Financial Statements:

        Report of Independent Auditors..................................   34

        Report of Independent Public Accountants........................   35

        Consolidated Balance Sheets as of December 31, 2002 and
        2001............................................................   36

        Consolidated Statements of Operations for the years ended
        December 31, 2002, 2001 and 2000................................   37

        Consolidated Statements of Shareholders' Deficit and
        Comprehensive Income for the years ended December 31,
        2002, 2001 and 2000.............................................   38

        Consolidated Statements of Cash Flows for the years ended
        December 31, 2002, 2001 and 2000................................   39

        Notes to Consolidated Financial Statements......................   40

2.      Financial Statement Schedules:

        The following supplemental schedule is filed as part of this report:

        Schedule II - Valuation and Qualifying Accounts for the years
        ended December 31, 2002, 2001 and 2000..........................   58

        All other schedules are omitted because they are inapplicable, not required, or the information is in the consolidated financial statements or related notes.

3.      Exhibits:

        The Exhibits are listed in the Exhibit Index required by
        Item 601 of the Regulation S-K and included immediately following the Consolidated Financial
        Statements.

(b) Reports on Form 8-K:

    A Report on Form 8-K/A, dated November 21, 2001, reporting under Items 1 and 7, was filed on November 13, 2002.

(c) The Exhibit Index and required Exhibits are included following the Consolidated Financial Statements. The Company will furnish to any security holder, upon written request, any exhibit listed in the accompanying Exhibit Index upon payment by such security holder of the Company's reasonable expenses in furnishing any such exhibit.

(d) See Item 15(a)(2) above.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

         We intend to send to our security holders this Report on Form 10-K covering the year ended December 31, 2002. We have not sent any proxy material relating to any annual or other meeting of security holders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of March, 2003.

                                                    TELEX COMMUNICATIONS, INC.

                                            By:             /s/ Ned C. Jackson
                                                    ---------------------------
                                                    Ned C. Jackson
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                       DATE
         ---------                        -----                       ----
/s/ Ned C. Jackson         Chief Executive Officer and Director   March 28, 2003
-------------------------                                         --------------
Ned C. Jackson

/s/ Gregory W. Richter     Vice President and Chief Financial     March 28, 2003
-------------------------  Officer (principal financial and       --------------
Gregory W. Richter         accounting officer)

/s/ Edgar S. Woolard, Jr.  Chairman of the Board and Director     March 28, 2003
-------------------------                                         --------------
Edgar S. Woolard, Jr.

/s/ Keith W. Abell         Director                               March 28, 2003
-------------------------                                         --------------
Keith W. Abell

/s/ Brian Friedman         Director                               March 28, 2003
-------------------------                                         --------------
Brian Friedman

/s/ Patrick Halloran       Director                               March 28, 2003
-------------------------                                         --------------
Patrick Halloran

/s/ Stuart Katz            Director                               March 28, 2003
-------------------------                                         --------------
Stuart Katz

                                 Certifications

I, Ned C. Jackson, President and Chief Executive Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of Telex
         Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003

                                       By:       /s/ Ned. C. Jackson
                                           --------------------------------
                                           Ned C. Jackson
                                           President and Chief Executive Officer

                                 Certifications

I, Gregory W. Richter, Vice President and Chief Financial Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of Telex
         Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003

                                  By:       /s/ Gregory W. Richter
                                      ----------------------------------
                                      Gregory W. Richter
                                      Vice President and Chief Financial Officer

                           TELEX COMMUNICATIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             PAGE
                                                             ----
Report of Independent Auditors ............................   34
Report of Independent Public Accountants ..................   35
Consolidated Balance Sheets as of December 31, 2002
  and 2001 ................................................   36
Consolidated Statements of Operations for the years
  ended December 31, 2002, 2001 and 2000...................   37
Consolidated Statements of Shareholders' Deficit and
  Comprehensive Income for the years ended December 31,
  2002, 2001 and 2000......................................   38
Consolidated Statements of Cash Flows for the years
  ended December 31, 2002, 2001 and 2000...................   39
Notes to Consolidated Financial Statements ................   40

                         REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND SHAREHOLDERS: TELEX COMMUNICATIONS, INC.

         We have audited the accompanying balance sheet of Telex Communications, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' deficit and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Telex Communications, Inc. and Subsidiaries as of December 31, 2001 and 2000, and for the two years then ended, were audited by other auditors who have ceased operations and whose reports dated March 7, 2002 expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Telex
Communications, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 6 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets."

         As discussed above, the consolidated financial statements of Telex Communications, Inc. and Subsidiaries as of December 31, 2001 and 2000, for the two years then ended, were audited by other auditors who have ceased operations. As described in Note 6, these consolidated financial statements have been revised to include the transitional disclosures required by Statement No. 142 which was adopted as of January 1, 2002. We have audited the disclosures in Note 6 and, in our opinion, the disclosures for fiscal years 2001 and 2000 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal years 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the fiscal year 2001 and 2000 consolidated financial statements taken as a whole.

ERNST & YOUNG LLP

Minneapolis, Minnesota
February 28, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Telex Communications, Inc.:

         We have audited the accompanying consolidated balance sheets of Telex Communications, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' deficit and comprehensive income and cash flows for the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telex
Communications, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota
March 7, 2002

NOTE: In accordance with Rule 2-02 of Regulation S-X, the report above is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"), which report has not been reissued by Andersen. The Company has been unable to obtain the consent of Andersen to the inclusion of this report in this Form 10-K and in reliance upon Rule 437a under the Securities Exchange Act of 1934, as amended (the "Securities Act") has not filed such consent with this Form 10-K. Because we have not been able to obtain Andersen's consent, you may not be able to recover against Andersen under Section 11 of the Securities Act for any untrue statements of a material fact contained in the Company's financial statements audited by Andersen or any omission to state a material fact required to be stated therein. Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes: (i) reclassifications to conform to our fiscal 2002 financial statement presentation and (ii) reclassifications and additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                As of December 31

                                                                                       2002          2001
                                                                                    ----------    ----------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................................    $    3,374    $    3,026
  Accounts receivable, net of allowance for doubtful
     accounts of $3,362 in 2002 and $4,973 in 2001..............................        44,644        40,765
  Inventories...................................................................        47,686        50,785
  Other current assets..........................................................         4,710         3,879
                                                                                    ----------    ----------
     Total current assets.......................................................       100,414        98,455
PROPERTY, PLANT AND EQUIPMENT, net..............................................        28,995        30,071
DEFERRED FINANCING COSTS, net...................................................         2,844         4,173
GOODWILL, net...................................................................        23,154        52,865
OTHER ASSETS....................................................................         2,471         2,037
                                                                                    ----------    ----------
                                                                                    $  157,878    $  187,601
                                                                                    ==========    ==========
                 LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Revolving lines of credit.....................................................    $    3,916    $   21,159
  Current maturities of long-term debt..........................................        17,275         8,177
  Accounts payable..............................................................        10,954        13,901
  Accrued wages and benefits....................................................         9,562         7,118
  Other accrued liabilities.....................................................         7,896        13,519
  Income taxes payable..........................................................         7,960         7,522
                                                                                    ----------    ----------
     Total current liabilities..................................................        57,563        71,396
LONG-TERM DEBT, net.............................................................       154,630       147,430
OTHER LONG-TERM LIABILITIES.....................................................        13,693         8,749
                                                                                    ----------    ----------
     Total liabilities..........................................................       225,886       227,575
                                                                                    ----------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 10, and 11)
SHAREHOLDERS' DEFICIT:
  Series A Preferred stock, $0.01 par value, 900 shares
     authorized; 0 and 2 shares issued and outstanding, respectively............             -             -
  Series B Preferred stock, $0.01 par value, 5,000,000
     shares authorized; 0 and 4,987,015 shares issued and                                    -
     outstanding, respectively..................................................                          50
  Common stock, $0.01 par value, 10,000,000 shares
     authorized; 4,987,127 and 110 shares issued and outstanding,
     respectively ..............................................................            50             -
  Capital in excess of par -- Preferred stock...................................             -        71,820
  Capital in excess of par -- Common stock......................................        80,130         8,310
  Accumulated deficit...........................................................      (141,159)     (111,078)
  Accumulated other comprehensive loss..........................................        (7,029)       (9,076)
                                                                                    ----------    ----------
     Total shareholders' deficit................................................       (68,008)      (39,974)
                                                                                    ----------    ----------
                                                                                    $  157,878    $  187,601
                                                                                    ==========    ==========

                See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except share and per share data)

                                                                                           FOR THE YEARS ENDED DECEMBER 31
                                                                                    ----------------------------------------------
                                                                                       2002           2001               2000
                                                                                    ----------    -------------     --------------
Net sales.......................................................................    $  266,521    $     284,459     $      328,855
Cost of sales...................................................................       155,832          185,051            204,113
                                                                                    ----------    -------------     --------------
     Gross profit...............................................................       110,689           99,408            124,742
Operating expenses:
  Engineering...................................................................        12,424           12,736             14,098
  Selling, general and administrative...........................................        70,890           86,534             87,724
  Corporate charges.............................................................           541            1,667              1,716
  Amortization of goodwill and other intangibles................................           120            2,156              2,223
  Restructuring charges.........................................................           478           11,475              8,812
                                                                                    ----------    -------------     --------------
                                                                                        84,453          114,568            114,573
                                                                                    ----------    -------------     --------------
Operating income (loss).........................................................        26,236          (15,160)            10,169
Interest expense................................................................       (26,563)         (38,173)           (38,374)
Other income....................................................................         2,727            1,111             12,399
                                                                                    ----------    -------------     --------------
Income (loss) before income taxes...............................................         2,400          (52,222)           (15,806)
Provision for income taxes......................................................         2,618            2,685              2,175
                                                                                    ----------    -------------     --------------
Loss before extraordinary item and cumulative effect of a change in
  accounting ...................................................................          (218)         (54,907)           (17,981)
Extraordinary gain on early extinguishment of debt..............................             -          115,897                  -
Cumulative effect of change in accounting.......................................       (29,863)               -                  -
                                                                                    ----------    -------------     --------------
     Net (loss) income..........................................................    $  (30,081)   $      60,990     $      (17,981)
                                                                                    ==========    =============     ==============

     Net (loss) income per common share - basic and diluted:
          Loss before extraordinary gain and cumulative effect of change in
          Accounting............................................................    $    (0.06)   $ (499,154.55)    $  (163,463.64)
          Extraordinary gain on early extinguishment of debt....................             -     1,053,609.10                  -
          Cumulative effect of change in accounting.............................         (8.41)               -                  -
                                                                                    ----------    -------------     --------------
          Net (loss) income.....................................................    $    (8.47)   $  554,454,55     $  (163,463.64)
                                                                                    ==========    =============     ==============

     Weighted average shares outstanding
          Basic and diluted.....................................................     3,552,506              110                110
                                                                                    ==========    =============     ==============

                See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND COMPREHENSIVE INCOME

                        (In thousands, except share data)

                                                    SERIES A           SERIES B                              CAPITAL IN
                                                 PREFERRED STOCK    PREFERRED STOCK                        EXCESS OF PAR-
                                                 ---------------    -----------------      COMMON STOCK       PREFERRED
                                                 SHARES   AMOUNT    SHARES     AMOUNT     SHARES   AMOUNT       STOCK
                                                 ------   ------  ----------   ------   ---------  ------  --------------
BALANCE, December 31, 1999....................      --     $ --           --   $   --         110   $ --     $      --
  Vesting of new options......................      --       --           --       --          --     --            --
  Net loss....................................      --       --           --       --          --     --            --
  Other comprehensive loss -
    Foreign currency translation adjustments..      --       --           --       --          --     --            --
    Minimum pension liability adjustment......      --       --           --       --          --     --            --
  Comprehensive net loss......................      --       --           --       --          --     --            --
                                                  ----     ----   ----------    -----   ---------   ----     ---------
BALANCE, December 31, 2000....................      --       --           --       --         110     --            --
  Issuance of Series A Preferred stock in
     debt extinguishment......................     900       --           --       --          --     --            --
  Tender of Series A Preferred stock in debt
    extinguishment............................    (898)      --           --       --          --     --            --
  Issuance of Series B Preferred stock in
    debt extinguishments......................      --       --    4,987,015       50          --     --        14,289
  Issuance of stock warrants in debt
    extinguishment............................      --       --           --       --          --     --         4,827
  Equity contribution from Former Parent......      --       --           --       --          --                   --
  Related-party gain on debt extinguishment...      --       --           --       --          --     --        52,704
  Net income..................................      --       --           --       --          --     --            --
  Other comprehensive income -
    Foreign currency translation adjustments..      --       --           --       --          --     --            --
    Minimum pension liability adjustment......      --       --           --       --          --     --            --
  Comprehensive net income....................      --       --           --       --          --     --            --
                                                  ----     ----   ----------    -----   ---------   ----     ---------
BALANCE, December 31, 2001....................       2             4,987,015       50         110     --        71,820
  Conversion of Series A and Series B
    Preferred Stock to Common Stock...........      (2)      --   (4,987,015)     (50)  4,987,017     50       (71,820)
  Net loss....................................
  Other comprehensive loss -
    Foreign currency translation adjustments..      --       --           --       --          --     --            --
    Minimum pension liability adjustments.....      --       --           --       --          --     --            --
    Comprehensive net loss....................      --       --           --       --          --     --            --
                                                  ----     ----   ----------   ------   ---------   ----     ---------
BALANCE, December 31, 2002....................      --     $ --           --   $   --   4,987,127   $ 50     $      --
                                                  ====     ====   ==========   ======   =========   ====     =========

                                                      CAPITAL IN                   ACCUMULATED
                                                    EXCESS OF PAR-                    OTHER
                                                        COMMON      ACCUMULATED   COMPREHENSIVE  SHAREHOLDERS'
                                                        STOCK         DEFICIT          LOSS         DEFICIT
                                                    --------------  -----------   -------------  -------------
BALANCE, December 31, 1999....................         $  3,139     $  (154,087)     $(3,509)     $ (154,457)
  Vesting of new options......................                8              --           --               8
  Net loss....................................               --         (17,981)          --
  Other comprehensive loss -
    Foreign currency translation adjustments..               --              --       (3,023)
    Minimum pension liability adjustment......               --              --           24
  Comprehensive net loss......................               --              --           --         (20,980)
                                                       --------     -----------      -------      ----------
BALANCE, December 31, 2000....................            3,147        (172,068)      (6,508)       (175,429)
  Issuance of Series A Preferred stock in
     debt extinguishment......................               --              --           --              --
  Tender of Series A Preferred stock in debt
    extinguishment............................               --              --           --              --
  Issuance of Series B Preferred stock in
    debt extinguishments......................               --              --           --          14,339
  Issuance of stock warrants in debt
    extinguishment............................               --              --           --           4,827
  Equity contribution from Former Parent......            5,163              --           --           5,163
  Related-party gain on debt extinguishment...               --              --           --          52,704
  Net income..................................               --          60,990           --
  Other comprehensive income -
    Foreign currency translation adjustments..               --              --       (1,422)
    Minimum pension liability adjustment......               --              --       (1,146)
  Comprehensive net income....................               --              --           --          58,422
                                                       --------     -----------      -------      ----------
BALANCE, December 31, 2001....................            8,310        (111,078)      (9,076)        (39,974)
  Conversion of Series A and Series B
    Preferred Stock to Common Stock...........           71,820              --           --              --
  Net loss....................................                          (30,081)
  Other comprehensive loss -
    Foreign currency translation adjustments..              --               --        4,599              --
    Minimum pension liability adjustments.....              --               --       (2,552)             --
    Comprehensive net loss....................              --               --           --         (28,034)
                                                       --------     -----------      -------      ----------
BALANCE, December 31, 2002....................         $ 80,130     $  (141,159)     $(7,029)     $  (68,008)
                                                       ========     ===========      =======      ==========

                 See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                         FOR THE YEARS ENDED DECEMBER 31
                                                                                     ---------------------------------------
                                                                                        2002           2001           2000
                                                                                     ---------      ----------     ---------
OPERATING ACTIVITIES:
  Net (loss) income.............................................................     $ (30,081)     $   60,990     $ (17,981)
  Adjustments to reconcile net (loss) income to cash flows from operations-
    Depreciation................................................................         6,360           9,004        11,232
    Amortization of goodwill and intangibles....................................           120           2,156         2,223
    Amortization of deferred financing charges and pay-in-kind interest
      charge....................................................................        19,076           7,186         2,073
    Provision for bad debts.....................................................           240           4,509         1,700
    (Gain) loss on sale of businesses, product lines and other assets...........        (2,151)            181          (753)
    Restructuring charges.......................................................           478          11,475         8,812
    Extraordinary gain on early extinguishment of debt..........................            --        (115,897)           --
    Cumulative effect of change in accounting...................................        29,863              --            --
    Stock option compensation expense...........................................            --              --             8
    Deferred income taxes.......................................................           (76)             (3)          (50)
    Change in operating assets and liabilities:
      Accounts receivable.......................................................        (1,448)           (184)        9,326
      Inventories...............................................................         5,706           7,824         4,403
      Other current assets......................................................            88           3,737         5,431
      Accounts payable and accrued liabilities..................................        (9,944)          7,720       (17,541)
      Income taxes..............................................................          (370)         (1,661)        2,357
      Other long-term liabilities...............................................         1,103             275           613
                                                                                     ---------      ----------     ---------
         Net cash provided by (used in) operating activities....................        18,964          (2,688)       11,853
                                                                                     ---------      ----------     ---------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment....................................        (4,834)         (6,121)      (11,553)
  Proceeds from sale of businesses, product lines and other assets..............         4,570             298         3,695
  Other.........................................................................           222             222          (463)
                                                                                     ---------      ----------     ---------
         Net cash used in investing activities..................................           (42)         (5,601)       (8,321)
                                                                                     ---------      ----------     ---------
FINANCING ACTIVITIES:
  Repayments (borrowings) under revolving lines of credit, net..................        (9,235)         (6,159)        5,079
  Proceeds from issuance of long-term debt......................................         1,518          28,200           939
  Repayment of long-term debt...................................................       (10,929)         (8,705)       (9,543)
  Payments for deferred financing costs and capital issuance costs..............          (242)         (4,561)           --
                                                                                     ---------      ----------     ---------
         Net cash (used in) provided by financing activities....................       (18,888)          8,775        (3,525)
                                                                                     ---------      ----------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...................................................................           314            (161)         (545)
                                                                                     ---------      ----------     ---------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease).......................................................           348             325          (538)
  Beginning of year.............................................................         3,026           2,701         3,239
                                                                                     ---------      ----------     ---------
  End of year...................................................................     $   3,374      $    3,026     $   2,701
                                                                                     =========      ==========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for-
    Interest....................................................................     $   7,101      $   21,907     $  36,487
                                                                                     =========      ==========     =========
    Income taxes................................................................     $   3,193      $    4,510     $    (490)
                                                                                     =========      ==========     =========
  Noncash financing activities related to debt restructuring -
    Retirement of 11.0% Senior Subordinated Notes...............................     $      --      $  (99,950)    $      --
    Retirement of 10.5% Senior Subordinated Notes...............................            --        (124,500)           --
    Issuance of Series B Preferred stock........................................            --          14,600            --
    Issuance of Warrants........................................................            --           4,900            --
    Issuance of 13.0% Senior Subordinated Discount Notes........................            --          43,518            --
    Equity contribution from Former Parent......................................            --           5,163            --

                See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Telex Communications, Inc. (Telex or the Company), a Delaware corporation, is a leader in the design, manufacture and marketing of sophisticated audio and wireless communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets and, to a lesser extent, in the retail consumer electronics market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for audio and wireless product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, digital duplication products, Talking Book Players, antennas, land mobile communication systems, personal computer speech recognition and speech dictation microphone systems, and wireless assistive listening systems. Its products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, presenters, airline pilots and the hearing impaired in order to facilitate speech or communications.

LIQUIDITY AND FINANCING

         The Company is highly leveraged and debt service obligations represent significant liquidity requirements for the Company.

         On November 21, 2001, the Company completed a debt restructuring transaction (the Debt Restructuring), pursuant to which substantially all of its then-existing Senior Subordinated Notes were exchanged for newly-issued Senior Subordinated Discount Notes, Series B Preferred stock and Warrants to purchase Series B Preferred stock. The Series B Preferred stock represented approximately 99.8% of the voting and economic interests in the Company. The Series B Preferred stock was converted in April 2002 into an equal number of shares of our Common stock. Prior to the Debt Restructuring, we were a wholly owned subsidiary of Telex Communications Group, Inc. (Former Parent), a holding company whose assets consisted primarily of its investment in Telex.

         In connection with the Debt Restructuring, the lenders under the Company's Senior Secured Credit Facility and the holders of its Senior Secured Notes waived existing defaults, including defaults that existed at September 30, 2001, under the Senior Secured Credit Facility and the Senior Secured Notes and agreed to the modification of certain covenants.

         In 2002, the Company's debt service obligations declined due in part to the Debt Restructuring, and the Company improved its operating performance due in part to the benefits from the 2001 restructurings (see note 3), most of which were fully implemented in early 2002. While the Company believes these actions will provide adequate cash flow to meet its debt service obligations, capital expenditure needs and working capital requirements in 2003, no assurance can be given in this regard. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

         Preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Ultimate results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         All temporary investments with original maturities of three months or less at the time of purchase are considered cash equivalents. These investments are carried at cost, which approximates fair value.

ACCOUNTS RECEIVABLE

         The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness. The Company continuously monitors collections from customers and maintains a provision for estimated credit losses based on historical experience and any specifically identified collection issues.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and include amounts for materials, labor and overhead.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost and are depreciated primarily using the straight-line method over the estimated useful lives, ranging from 5 to 31 years for buildings and improvements, and 1.5 to 12 years for machinery and equipment.

         The Company capitalizes certain software implementation costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Direct internal and all external implementation costs and purchased software have been capitalized and depreciated using the straight-line method over estimated useful lives, ranging from two to five years. As of December 31, 2002 and 2001, total accumulated software implementation costs of $9.9 million and $9.7 million, respectively, have been capitalized and are included in equipment and construction in progress. The Company expenses reengineering costs as incurred.

DEFERRED FINANCING COSTS

         Deferred financing costs represent costs incurred to issue debt and obtain related amendments. These costs are being amortized over the terms of the related debt.

INTANGIBLE ASSETS

         Intangible assets are amortized on a straight-line basis over their estimated useful lives, as follows:

Patents and engineering drawings.....  5-10 years
Dealer and distributor lists.........  15   years
Other intangibles....................  3-5  years

GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) effective January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. If the carrying amount of assets of a reporting unit, including goodwill, exceeds its fair value, then the amount of the impairment loss must be measured. The Company incurred a goodwill impairment loss of $29.9 million in the year ended December 31, 2002. See note 6 for additional disclosure.

LONG-LIVED ASSETS

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS 144 was effective for the Company beginning on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's results of operations and financial position.

         The Company followed the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for 2001 and 2000, which required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted cash flows estimated to be generated by those assets were less than the assets' carrying amount. Impairment losses were measured by comparing the fair value of the assets, as determined by discounting the future cash flows at a market rate of interest, to their carrying amount. See notes 3 and 6 for additional disclosure.

ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss are as follows (in thousands):

                                  2002        2001
                                --------    --------
Foreign currency translation    $  3,331    $  7,930
Minimum pension liability          3,698       1,146
                                --------    --------
                                $  7,029    $  9,076
                                ========    ========

REVENUE RECOGNITION

         Revenue from product sales is recognized at the time of shipment and passage of title. The Company also offers customers certain rights to return products. The Company continuously monitors and tracks such product returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns.

SHIPPING AND HANDLING COSTS

         The Company records shipping and handling costs billed to a customer in a sales transaction as revenue. The amount included in revenue was $1.6 million, $2.2 million and $3.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The costs associated with shipping and handling are included as a component of selling, general and administrative expenses. Shipping and handling costs for the years ended December 31, 2002, 2001 and 2000 were $4.0 million, $5.0 million and $4.2 million, respectively.

WARRANTY COSTS

         The Company offers a warranty on certain of its products for workmanship and performance for periods of generally up to one year. Warranty costs are accrued at the time of sale and are based on expected average repair costs and return rates developed by the Company using historical data. Warranty costs for the years ended December 31, 2002, 2001 and 2000 were $0.8 million, $1.1 million and $2.0 million, respectively.

PRODUCT DEVELOPMENT COSTS

         Engineering costs associated with the development of new products and changes to existing products are charged to operations as incurred.

ADVERTISING COSTS

         Advertising costs are expensed when incurred. Advertising costs for the years ended December 31, 2002, 2001 and 2000 were $5.5 million, $6.8 million and $6.4 million, respectively.

INCOME TAXES

         The Company accounts for income taxes utilizing the liability method of accounting. Deferred income taxes are recorded to reflect the tax consequences of differences between the tax and the financial reporting bases of assets and liabilities. The Company's tax provision is calculated on a separate company basis, and the Company's taxable income was included with the consolidated federal income tax return of Former Parent until the closing of the Debt Restructuring on November 21, 2001. Pursuant to the Debt Restructuring (described above under "Liquidity and Financing"), the Former Parent is no longer the parent of the Company. Accordingly, for periods subsequent to November 21, 2001, the Company's income will not be consolidated with the Former Parent and the federal income tax return will be based only on the Company's income.

FOREIGN CURRENCY

         The balance sheets and results of operations of the Company's international subsidiaries are measured using local currencies as the functional currency. Income statement accounts are translated at the average exchange rates in effect during the year. Assets and liabilities are translated at the exchange rates at the balance sheet date. The resulting balance sheet translation adjustments are included in accumulated other comprehensive loss in shareholders' deficit. Foreign exchange transaction gains and losses realized and those attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income.

FINANCIAL INSTRUMENTS

         The Company uses foreign currency forward exchange contracts to manage and reduce risk to the Company by generating cash flows which offset cash flows of certain transactions in foreign currencies. The Company's derivative financial instruments are used as risk management tools and not for speculative or trading purposes. Although not material, these derivatives represent assets and liabilities and are classified as other current assets or other current liabilities on the accompanying Consolidated Balance Sheets.

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended on January 1, 2001. The Company has designated its forward contracts as fair value hedges and recognizes the gains and losses on the changes in the fair values of the Company's derivative instruments in other income. Historically, the gains and losses on these transactions have not been significant.

CONCENTRATIONS, RISKS AND UNCERTAINTIES

         The Company is highly leveraged. The Company's high degree of leverage could have important consequences, including but not limited to the following:
(i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a portion of the Company's cash flow from operations must be dedicated to debt service, thereby reducing the funds available to the Company for other purposes; and (iii) the Company's flexibility to adjust to changing market conditions and the ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions or its business, or may be unable to carry out capital spending that is important to its growth strategy.

         Technological innovation and leadership are among the important factors in competing successfully in the Company's business. The Company's future results in this segment will depend, in part, upon its ability to make timely and cost-effective enhancements and additions to its technology and to introduce new products that meet customer demands, including products utilizing digital technology, which are increasingly being introduced in many of our markets. The success of current and new product offerings is dependent on several factors, including proper identification of customer needs, technological development, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures. There can be no assurance that the Company will successfully identify and develop new products in a timely manner, that products or technologies developed by others will not render the Company's products obsolete or noncompetitive, or that constraints in the Company's financial resources will not adversely affect its ability to develop and implement technological advances.

         The Company has substantial assets located outside of the United States, and a substantial portion of the Company's sales and earnings are attributable to operations conducted abroad and to export sales, predominantly in Western Europe and Asia Pacific. The Company's international operations subject the Company to certain risks, including increased exposure to currency exchange rate fluctuations. The Company hedges a portion of its foreign currency exposure by incurring liabilities, including bank debt, denominated in the local currencies of those countries where its subsidiaries are located, and manages currency risk exposure to foreign currency-denominated intercompany balances through forward foreign exchange contracts. The Company's international operations also subject it to certain other risks, including adverse political or economic developments in the foreign countries in which it conducts business, foreign governmental regulation, dividend restrictions, tariffs and potential adverse tax consequences, including payment of taxes in jurisdictions that have higher tax rates than the United States.

         From time to time, the Company enters into forward exchange contracts primarily to hedge intercompany balances attributed to intercompany sales. It does not engage in currency speculation. The Company's foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the inventory purchase commitments. These foreign exchange contracts typically have maturity dates which do not exceed one year and require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. As of December 31, 2002, the Company had outstanding foreign currency forward exchange contracts with a notional amount of $2.3 million and with an average maturity of 96 days. The fair value of these contracts was not material at December 31, 2002.

         The Company offers a range of products to a diverse customer base throughout the world. Terms typically require payment within a short period of time; however, the Company periodically offers extended payment terms to certain qualified customers. As of December 31, 2002, the Company believes it has no significant customer or geographic concentration of accounts receivable that could expose the Company to a material short-term financial impact.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on shareholders' deficit or net (loss) income as previously reported.

NEW ACCOUNTING STANDARDS

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that SFAS 146 will have a material impact on its results of operations and financial position.

NOTE 2 - DISPOSITIONS

         During the year ended December 31, 2002, the Company recognized a gain of $0.9 million on cash proceeds of approximately $2.7 million associated with the sale of its hearing instrument products business. The Company recognized a gain of $1.2 million on cash proceeds of approximately $1.7 million related to the sale of its idle facility in Sevierville, Tennessee. The Company also had other miscellaneous asset sales that resulted in recognition of a gain of $0.1 million on cash proceeds of approximately $0.2 million.

         During the year ended December 31, 2001, the Company recognized a loss of $0.3 million associated with the closure of its Canadian sales subsidiary. The Company recognized a gain of $0.1 million on cash proceeds of approximately $0.3 million related to the sale of its engineering facility in Buchanan, Michigan.

         During the year ended December 31, 2000, the Company sold its sales subsidiary in Switzerland for approximately $1.0 million in cash. The Company recognized a loss of $0.4 million associated with this transaction. The Company also recognized a gain of $1.1 million on cash proceeds of approximately $2.7 million related to the sale of its previous Minnesota headquarters facility and the Altec Lansing trademark.

NOTE 3 - RESTRUCTURING CHARGES

         During 2002, the Company recorded pretax restructuring charges of $0.5 million related to the cost of settlement and curtailment in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88). In 2002, lump sum payments were made to former employees whose positions were terminated as part of restructuring measures announced in 2001. The payments resulted in a partial settlement under SFAS 88 in 2002. The resulting charge could not be estimated as a cost in 2001 because the number of participants taking lump sum settlements could not be measured.

         During 2001, the Company recorded pretax restructuring charges of $11.5 million attributable to consolidation of certain of the

Company's manufacturing operations in the United States, to the restructuring of operations in Hong Kong, Canada and Mexico, and to the discontinuation of its hearing aid products. The restructuring resulted in a reduction of approximately 450 employees, primarily in manufacturing and distribution, with all employees terminated as of December 31, 2002. The restructuring charges included expected cash expenditures of $4.1 million, primarily for severance costs, with the remaining $7.4 million of the restructuring charges representing noncash charges associated with write-down of fixed assets. As of December 31, 2002, cash expenditures of $0.1 million remain to be paid.

         In 2000, the Company recorded pretax restructuring charges of $8.8 million attributable to the consolidation of certain of the Company's United States manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize available manufacturing and operating capacity, and to enhance competitiveness. The consolidation resulted in a reduction of approximately 500 employees, primarily in manufacturing and distribution, with all employees terminated as of December 31, 2001. The restructuring charges included cash expenditures of $4.0 million, primarily for severance costs, with the remaining $4.8 million representing noncash charges associated with discontinued product lines. All cash expenditures were made as of December 31, 2001.

         The following table summarizes the status of the Company's business restructuring reserve and other related expenses during the years ended December 31, 2000, 2001 and 2002 (in thousands):

                                                         RESTRUCTURING RESERVE                                      TOTAL
                                      EMPLOYEE         LEASE                        TOTAL                       RESTRUCTURING
                                     SEPARATION     TERMINATION   OTHER EXIT    RESTRUCTURING      ASSET         RESERVE AND
                                       COSTS        OBLIGATIONS     COSTS          RESERVE      IMPAIRMENTS    RELATED EXPENSES
                                       -----        -----------     -----          -------      -----------    ----------------
Charges                              $   3,396       $     50      $    518      $    3,964      $    4,848       $    8,812
Cash payments                           (1,971)           (50)         (123)         (2,144)             --           (2,144)
Asset impairments                           --             --            --              --          (4,848)          (4,848)
                                     ---------       --------      --------      ----------      ----------       ----------
Balance as of December 31, 2000          1,425             --           395           1,820              --            1,820

Charges                                  3,540            246           333           4,119           7,356           11,475
Cash payments                           (2,495)            --          (442)         (2,937)             --           (2,937)
Asset impairments                           --             --            --              --          (7,356)          (7,356)
                                     ---------       --------      --------      ----------      ----------       ----------
Balance as of December 31, 2001          2,470            246           286           3,002              --            3,002

Charges                                    478             --            --             478              --              478
Cash payments                           (2,428)          (151)          (43)         (2,622)             --           (2,622)
Pension settlement and curtailment        (762)            --            --            (762)             --             (762)
Reclassifications                          338            (95)         (243)             --              --               --
                                     ---------       --------      --------      ----------      ----------       ----------
Balance as of December 31, 2002      $      96       $     --      $     --      $       96      $       --       $       96
                                     =========       ========      ========      ==========      ==========       ==========

NOTE 4 - INVENTORIES

         Inventories consist of the following as of December 31 (in thousands):

                                                         2002         2001
                                                      ----------   ----------
Raw materials...................................      $   19,224   $   24,709
Work in progress................................           6,840        8,295
Finished goods..................................          21,622       17,781
                                                      ----------   ----------
                                                      $   47,686   $   50,785
                                                      ==========   ==========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following as of December 31 (in thousands):

                                                          2002          2001
                                                      -----------   -----------
Land and improvements...........................      $     1,724   $     1,620
Buildings and improvements......................           23,149        23,322
Machinery and equipment.........................          102,766        99,711
Construction in progress........................              609           441
                                                      -----------   -----------
                                                          128,248       125,094
Less- Accumulated depreciation..................          (99,253)      (95,023)
                                                      -----------   -----------
                                                      $    28,995   $    30,071
                                                      ===========   ===========

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

         The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) on January 1, 2002 with respect to goodwill and intangible assets acquired prior to July 1, 2001. Under SFAS 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The Company completed the initial review for impairment in the second quarter of 2002 and concluded that there was an indication of goodwill impairment for the Professional Sound and Entertainment business segment, which had $46.7 million of unamortized goodwill. As of December 31, 2002, the Company completed the measurement of the impairment loss and wrote down the goodwill by $29.9 million. The fair value of the businesses measured was based on a combination of market and income (using discounted cash flows) approaches. SFAS 142 requires that the impairment loss be recognized as a cumulative effect of change in accounting as of January 1, 2002. The Company also has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates. The following table presents a reconciliation of reported net (loss) income to adjusted amounts assuming SFAS 142 was effective during the following periods (in thousands, except per share data):

                                                            2002             2001             2000
                                                        -----------      ------------     ------------
Reported net (loss) income                              $   (30,081)     $     60,990     $    (17,981)
Goodwill amortization                                            --             2,032            2,009
                                                        -----------      ------------     ------------

Adjusted net (loss) income                              $   (30,081)     $     63,022     $    (15,972)
                                                        ===========      ============     ============

Reported basic and diluted (loss) earnings per share    $     (8.47)     $ 554,454.55     $(163,463.64)
Goodwill amortization                                            --         18,472.73        18,263.64
                                                        -----------      ------------     ------------

Adjusted basic and diluted (loss) earnings per share    $     (8.47)     $ 572,927.28     $(145,200.00)
                                                        ===========      ============     ============

The changes in the carrying of goodwill for the year ended December 31, 2002, by operating segment are as follows:

                                                  PROFESSIONAL SOUND          AUDIO AND WIRELESS
                                                  AND ENTERTAINMENT              TECHNOLOGY              TOTAL
                                                  ------------------              ----------              -----
Balance as of January 1, 2002                           $   46,775                $   6,090            $   52,865
Goodwill impairment                                        (29,863)                      --               (29,863)
Foreign currency translation                                   152                       --                   152
                                                        ----------                ---------            ----------
Balance as of December 31, 2002                         $   17,064                $   6,090            $   23,154
                                                        ==========                =========            ==========

         In the year ended December 31, 2000, the Company determined that the estimated future undiscounted cash flows for a certain product line were below the carrying value of related long-lived intangible assets primarily due to changed business conditions for the product line. Accordingly, the Company recorded a charge of $0.2 million attributed to the impairment of long-lived intangible assets.

         Included in restructuring charges for 2000, as described in Note 3, is a charge of $3.5 million for goodwill impairment and a charge of $0.8 million for write-off of fixed assets attributed to the discontinued products lines.

         Other intangible assets determined to have definite lives are amortized over their remaining useful lives. The other intangible assets consist of dealer and distributor lists, patents and engineering drawings and tradenames. These assets are included on the consolidated balance sheet as a component of other assets and totaled $0.1 million and $0.2 million, net of accumulated amortization, as of December 31, 2002 and 2001, respectively. Amortization expense for other intangible assets having definite lives was $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 7 - DEBT

REVOLVING LINES OF CREDIT

         In May 1997, the Company entered into the Revolving Credit Facility (the Facility) as part of the Senior Secured Credit Facility. Under the Facility, the Company may borrow up to $25.0 million, subject to a borrowing base limitation. At December 31, 2002, the Company's borrowing base limited the Company's borrowing capacity under the Facility to $15.8 million. Interest on outstanding borrowings is calculated, at the Company's option, using the bank's prime rate or LIBOR (1.34% at December 31, 2002) plus specified margins. At December 31, 2002, the Company's borrowings under this Facility were at LIBOR plus five percentage points. The revolving line of credit expires on April 30, 2004. The Facility requires an annual commitment fee of 0.5% of the unused portion of the commitment. Borrowings are secured by substantially all accounts receivable and inventories. The Company had borrowings of $8.6 million and letters of credit outstanding of $0.4 million as of December 31, 2002. The borrowings are short-term (maturing between 30 to 180 days) and are renewed by the Company as necessary based on cash flow from operating activities. The Company has classified $7.3 million of the revolving credit facility as short-term debt based on its anticipated ability to repay the debt in the next 12 months with the remaining

$1.3 million classified as long-term debt.

         Certain foreign subsidiaries of the Company have entered into agreements with banks to provide for local working capital needs. Under these agreements, the Company may make aggregate borrowings of up to $10.0 million. At December 31, 2002, the Company had borrowings of $3.9 million and guarantees of $0.3 million under these facilities, leaving $5.8 million available. The interest rates in effect on these facilities, as of December 31, 2002, ranged from 5.25% to 7.95% and are generally subject to change based upon prevailing local prime rates. In certain instances, the facilities are secured by a lien on foreign real estate, leaseholds or accounts receivable and inventories, or are guaranteed by another subsidiary of the Company. The foreign lines of credit are payable on demand and classified as current liabilities.

LONG-TERM DEBT

         Long-term debt consists of the following as of December 31 (in thousands):

                                                                                  2002          2001
                                                                               ----------    ----------
Senior Secured Credit Facility (Revolving Credit Facility)................     $    8,563    $       --
Senior Secured Credit Facility (Term Loan Facility):
  Term Loan A, due in quarterly installments through April
     30, 2004, bearing interest at LIBOR plus 5 percentage
     points payable monthly, secured by substantially all
     assets of the Company................................................         15,606        18,084
  Term Loan B, due in quarterly installments through April
     30, 2004, bearing interest at LIBOR plus 5 percentage
     points payable monthly, secured by substantially all
     assets of the Company................................................         51,655        59,858
Tranche A Senior Secured Notes, with step-up (18.0% to
  25.0%), pay-in-kind interest (effective interest rate of
  27.3% over the life of the notes), due July 31, 2004,
  secured by substantially all assets of the Company (net of
  unamortized discount of $583 and $943)..................................         27,692        21,951
Tranche B Senior Secured Notes, with step-up (19.5% to
  25.0%), pay-in-kind interest (effective interest rate of
  29.1% over the life of the notes), due July 31, 2004,
  secured by substantially all assets of the Company (net of
  unamortized discount of $357 and $576)..................................         12,268         9,647
Senior Subordinated Discount Notes, due November 15, 2006,
  with an effective interest rate, exclusive of capitalized
  debt issuance costs, of 18.5%, accreting at 13.0% on the
  deemed issue price of $56,104, unsecured (net of
  unamortized discount of $52,119 and $60,710)............................         52,981        44,390
Senior Subordinated Notes, due May 1, 2007, bearing interest
  of 10.5% payable semiannually, unsecured................................            500           500
Senior Subordinated Notes, due March 15, 2007, bearing
  interest of 11.0% payable semiannually, unsecured.......................             50            50
Interest-free loan, discounted at an effective interest rate of 10.5%, due in monthly installments beginning March 2002 through February 2010, secured by Morrilton, Arkansas
  building (net of unamortized discount of $458 and $573).................          1,065         1,127
  Other...................................................................          1,525            --
                                                                               ----------    ----------
                                                                                  171,905       155,607
Less- Current portion.....................................................        (17,275)       (8,177)
                                                                               ----------    ----------
       Total long-term debt...............................................     $  154,630    $  147,430
                                                                               ==========    ==========

         In April 2001, the Company issued Tranche A Senior Secured Notes in the principal amount of $20.0 million (of which $9.8 million of the notes were purchased by a related party) to increase its liquidity. The net proceeds to the Company were $18.8 million after payment of commitment fees. The Tranche A Senior Secured Notes are junior to the Senior Secured Credit Facility, but senior to the Senior Subordinated Notes and the Senior Subordinated Discount Notes. Interest on the principal amount of the Tranche A Senior Secured Notes compounds quarterly at 18% per annum, increasing by 75 basis points each quarter until the applicable interest rate is 25% per annum, and is payable at maturity.

         On November 21, 2001, the Company completed a Debt Restructuring, pursuant to which $224.5 million, or 99.8% of the total, of its then-existing Senior Subordinated Notes were exchanged for newly-issued Senior Subordinated Discount Notes at a deemed issue price of $56.1 million, 5.0 million shares of Series B Preferred stock and warrants to purchase 1.7 million shares of Series B Preferred stock. As part of this debt exchange, the Company recorded $115.9 million of extraordinary gain in the consolidated statement of operations. An additional gain of $52.7 million resulting from Senior Subordinated Notes exchanged by related parties was recorded as contributed capital in the consolidated statement of shareholders' deficit and comprehensive income. At the date of the Debt Restructuring, the Company recorded the Series B Preferred stock, the Warrants and the Senior Subordinated Discount Notes at their estimated fair market values of $14.6 million, $4.9 million and $43.5 million, respectively.

         In connection with the Debt Restructuring, the Company issued Tranche B Senior Secured Notes in the principal amount of $10.0 million (of which $5.0 million of the notes were purchased by a related party) for net proceeds of $9.4 million after payment of commitment fees. The Tranche B Senior Secured Notes are identical to the Tranche A Senior Secured Notes, except that the initial interest rate at which interest accrues on the Tranche B Senior Secured Notes is 19.5% per annum. Further, the lenders under the Company's Senior Secured Credit Facility and the holders of its Tranche A Senior Secured Notes waived existing defaults, including defaults that existed at September 30, 2001, and agreed to the modification of certain covenants.

         The Senior Subordinated Notes, the Senior Subordinated Discount Notes, the Tranche A and B Senior Secured Notes, and the Senior Secured Credit Facility contain certain financial and nonfinancial restrictive covenants, including limitations on additional indebtedness, payment of dividends, certain investments, sale of assets, consolidations, mergers and transfers of all or substantially all of the Company's assets and capital expenditures, subject to certain qualifications and exceptions. The Company was in compliance with all covenants related to all debt agreements at December 31, 2002.

         Aggregate annual payments for maturities of long-term debt are as follows for the years ended December 31 (in thousands):

2003...........................................................     $     17,275
2004...........................................................          119,309
2005...........................................................              420
2006...........................................................          105,532
2007...........................................................            1,484
Thereafter.....................................................              460
                                                                    ------------
Total at maturity value........................................          244,480
Less- unamortized discount and interest to be accrued..........          (72,575)
                                                                    ------------
                                                                    $    171,905
                                                                    ============

NOTE 8 - INCOME TAXES

         The Company's pretax income (loss) before extraordinary item and cumulative effect of change in accounting for U.S. and foreign subsidiaries was as follows for the years ended December 31 (in thousands):

                                 2002         2001         2000
                              ----------   ----------   ----------
United States............     $   (8,431)  $  (60,477)  $  (20,923)
Foreign..................         10,831        8,255        5,117
                              ----------   ----------   ----------
Income (loss)............     $    2,400   $  (52,222)  $  (15,806)
                              ==========   ==========   ==========

         Significant components of the provision for income taxes are as follows for the years ended December 31 (in thousands):

                                2002         2001         2000
                             ---------     --------     --------
Current:
  Federal..............      $    (362)    $     --     $     --
  State................             --           12          105
  Foreign..............          3,056        2,676        2,120
                             ---------     --------     --------
                                 2,694        2,688        2,225
Deferred...............            (76)          (3)         (50)
                             ---------     --------     --------
                             $   2,618     $  2,685     $  2,175
                             =========     ========     ========

         A reconciliation of the income taxes computed at the federal statutory rate to the Company's income tax provision is as follows for the years ended December 31 (in thousands):

                                                                           2002          2001         2000
                                                                        ----------    -----------  ---------
Federal benefit at statutory rate.................................      $  (9,338)    $  (17,755)  $  (5,374)
State benefit, net of federal tax.................................         (1,359)        (2,067)       (645)
Nondeductible goodwill impairment and amortization................         10,770            532         532
Change in deferred tax asset valuation allowance..................          1,853         16,095       6,751
Nondeductible debt restructuring costs............................             --          4,374          --
Foreign tax rate differences......................................            (67)           266         334
Other.............................................................            759          1,240         577
                                                                        ---------     ----------   ---------
                                                                        $   2,618     $    2,685   $   2,175
                                                                        =========     ==========   =========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31 (in thousands):

                                                                       2002           2001
                                                                   ------------   ------------
Deferred tax liabilities:
  Tax over book depreciation..................................     $        496   $        306
  Tax over book amortization..................................            1,896          2,121
  Section 481(a) adjustment...................................            1,551          1,747
                                                                   ------------   ------------
       Total deferred tax liabilities.........................            3,943          4,174
                                                                   ------------   ------------
Deferred tax assets:
  Compensation accruals.......................................              673          4,142
  Pension accrual.............................................            2,799          1,544
  Inventory reserves..........................................            3,716          2,561
  Bad debt reserves...........................................              627          1,296
  Vacation accrual............................................              624            728
  Warranty reserves...........................................              698          1,062
  Restructuring reserves......................................            1,115          2,432
  Tax loss carryforward.......................................            4,438         32,241
  Other.......................................................            3,006          2,738
                                                                   ------------   ------------
       Total deferred tax assets..............................           17,696         48,744
Valuation allowance...........................................          (13,630)       (44,505)
                                                                   ------------   ------------
       Deferred tax assets, net of valuation allowance........            4,066          4,239
                                                                   ------------   ------------
Net deferred tax assets.......................................     $        123   $         65
                                                                   ============   ============

         The total current deferred tax asset of $1,193,000 and $380,000 at December 31, 2002 and 2001, respectively, is included in other current assets. The total noncurrent deferred tax liability of $1,070,000 and $315,000 at December 31, 2002 and 2001, respectively, is included in other long-term liabilities.

         The Company has established a deferred tax valuation allowance of $13.6 million due to the uncertainty of the realization of future tax benefits. This amount relates primarily to U.S. deferred tax assets as the realization of future tax benefits related to the deferred tax asset is dependent on the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered this factor in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

         The Company will not recognize any taxable income on the extraordinary gain on early extinguishment of debt related to the Debt Restructuring completed on November 21, 2001 due to certain provisions of the United States Internal Revenue Code (the Code) for taxpayers deemed insolvent. Those same provisions also provide that any taxpayer not recognizing taxable income due to this insolvency provision will reduce all tax attributes, as defined under the Code, to the extent of the unrecognized gain. The Company's portion of net operating loss carryforwards that were generated in the United States is the only tax attribute applicable to this provision. As of December 31, 2001, the Company had a deferred tax asset related to net operating losses of $32.2 million, of which $31.0 million is related to the net operating losses generated in the United States and $1.2 million is related to the net operating losses generated by foreign subsidiaries. Therefore on January 1, 2002, the Company eliminated the $31.0 million of the deferred tax asset related to the net operating losses in the United States and also reduced its valuation allowance accordingly.

         The Company has foreign operating loss carryforwards of $3.2 million, of which $0.7 million expire between 2006 and 2012 and $2.5 million have no expiration date. The U.S. operating loss carryforward is $9.1 million, of which $0.5 million expires in 2021 and $8.6 million expires in 2022.

         As of December 31, 2002, the Company has a reserve of $4.5 million included in income taxes payable in accordance with a settlement with the Internal Revenue Service (IRS) for the expected liability, penalties and accrued interest (as of the settlement date) related to a dispute for the period from 1990 to 1995. The Company has agreed with the IRS on the final amount of the tax liability to be paid and is making monthly payments to the IRS.

         Accumulated and current unremitted earnings of the Company's foreign subsidiaries are deemed to be reinvested in each country and are not expected to be remitted. As such, no U.S. taxes have been provided for such foreign earnings.

NOTE 9 - RELATED-PARTY TRANSACTIONS

         For the years ended December 31, 2002, 2001 and 2000, the Company recorded a charge to operations of $0.5 million, $1.3 million and $1.7 million, respectively, for management services provided by Greenwich Street Capital Partners, L.P., a related party. The services include, but are not limited to, developing and implementing corporate and business strategy and providing other consulting and advisory services. This agreement expired in May 2002 with no current plans to renew the agreement.

         Under the terms of the Senior Secured Credit Facility, the Company is prohibited from making any payment, in cash or other property, of the advisory fee until the repayment in full of the loans outstanding under the Senior Secured Credit Facility. The Company is accruing the advisory fee, together with interest, at the rate of 2 percent per month. The Company had a balance payable, inclusive of interest, of $2.5 million at December 31, 2002.

         GSCP Recovery, Inc., a related party, purchased (in secondary transactions) $9.8 million of the $20.0 million principal Tranche A Senior Secured Notes (which were issued originally to GSCP Recovery (US), LLC in April
2001) and $5.0 million of the $10.0 million principal Tranche B Senior Secured Notes (which were issued originally to GSCP Recovery (US), LLC in November
2001).
         The Company recognized a gain of $52.7 million in November 2001 from the early retirement of debt held by related parties. The gain was recorded as contributed capital in the Company's consolidated statement of shareholders' deficit and comprehensive income.

         In 2001, the Former Parent made an equity contribution of $5.2 million to the Company.

         In 2000, the Company relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which the Company has a 50% interest. The Company contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. The Company's allocable share of the LLC income is included as a component of other income in the accompanying consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At December 31, 2002, the remaining balance on the mortgage was $6.7 million. The annual lease payments to the LLC are $1.1 million for years 1 to 5 and $1.2 million for years 6 to 10. The Company may renew the lease at the end of the initial lease for three renewal terms of five years each. The lease has been classified as an operating lease and the Company records the lease obligations as rent expense.

         The LLC results of operations and the Company's equity in earnings of the LLC included (in thousands):

                                                   2002          2001          2000
                                                ----------    ----------    ----------
Gross revenue                                   $    1,784    $    1,632    $    1,709
Costs and expenses                                   1,548         1,375         1,052
                                                ----------    ----------    ----------
Net income                                      $      236    $      257    $      657
                                                ==========    ==========    ==========
Equity share in earnings of the LLC             $      118    $      129    $      608
                                                ==========    ==========    ==========

Net income for 2000 was not allocated in relation to ownership interest based on provisions in the LLC ownership agreement.

         Condensed balance sheet information for the LLC as of December 31 was (in thousands):

                                                   2002               2001
                                                ----------         ----------
Current assets                                  $       69         $       98
Noncurrent assets                                    9,676              9,750
Current liabilities                                    394                348
Noncurrent liabilities                               7,345              7,394

NOTE 10 - PENSION AND POSTRETIREMENT BENEFITS

         The Company has one noncontributory defined benefit cash balance pension plan as a result of a merger in August 2000 of the Company's union employee plan with its nonunion employee plan. Two benefit structures, union and nonunion, are maintained under the merged plan. Under the terms of the cash balance pension plan, accrued benefits are expressed as account balances for each participant. Each year the account balances are increased by an interest credit based on an interest rate indexed to the U.S. Treasury bills, with a minimum interest rate of 5%, as well as a benefit credit based on the participant's age, vesting service and covered remuneration. Pension costs are funded annually, subject to limitations. The Company's funding policy is to make annual contributions of not less than the minimum required by applicable regulations.

         The Company is obligated to provide health and life insurance benefits to certain employees of its U.S. operations upon retirement.

Contributions required to be paid by the employees toward the cost of such plans are a flat dollar amount per month in certain instances or a range from 25% to 100% of the cost of such plans in other instances.

         The following table presents the funded status of the plans as recognized in the consolidated financial statements as of and for the years ended December 31 (in thousands):

                                                                         PENSION BENEFITS                 OTHER BENEFITS
                                                                      2002             2001             2002           2001
                                                                   -----------     -----------      -----------    -----------
Change in benefit obligation:
  Benefit obligation at beginning of period..................      $    25,636     $    27,073      $       471    $       659
  Service cost...............................................            1,198           1,437                3              8
  Interest cost..............................................            1,795           1,921               30             32
  Actuarial loss (gain)......................................              479            (591)             (90)          (176)
  Benefits paid..............................................           (4,585)         (4,191)             (25)           (59)
  Amendments.................................................               --              23               --              7
  Effects of curtailment.....................................             (134)            (36)              92             --
                                                                   -----------     -----------      -----------    -----------
Benefit obligation at end of period..........................           24,389          25,636              481            471
                                                                   -----------     -----------      -----------    -----------
Change in plan assets:
  Fair value of plan assets at beginning of period...........           19,626          30,511               --             --
  Actual return on plan assets...............................               20          (6,832)              --             --
  Employer contribution......................................                -             138               --             --
  Benefits paid..............................................           (4,585)         (4,191)              --             --
                                                                   -----------     -----------      -----------    -----------
Fair value of plan assets at end of period...................           15,061          19,626               --             --
                                                                   -----------     -----------      -----------    -----------
Change in funded status:
  Funded status..............................................           (9,328)         (6,010)            (481)          (471)
  Unrecognized actuarial loss (gain).........................            8,171           6,384              (29)            (3)
  Unrecognized prior service cost............................           (2,588)         (3,335)              (1)           (43)
                                                                   -----------     -----------      -----------    -----------
Net amount recognized........................................      $    (3,745)    $    (2,961)     $      (511)   $      (517)
                                                                   ===========     ===========      ===========    ===========
Amounts recognized in the consolidated balance sheets
  consist of:
  Accrued benefit liability..................................      $    (7,443)    $    (4,107)     $      (511)   $      (517)
  Minimum pension liability..................................            3,698           1,146               --             --
                                                                   -----------     -----------      -----------    -----------
Net amount recognized........................................      $    (3,745)    $    (2,961)     $      (511)   $       517)
                                                                   ===========     ===========      ===========    ===========

                                                                         PENSION BENEFITS                    OTHER BENEFITS
                                                                   2002        2001        2000        2002        2001       2000
                                                                ---------   ---------   ---------   ---------   ---------   -------
Weighted average assumptions:
  Discount rate.............................................          6.5%        7.0%       7.25%        6.5%        7.0%     7.25%
  Expected return on plan assets............................          8.5         9.0         9.0
  Rate of compensation increase.............................          4.5         4.5         4.5
Components of net periodic benefit cost (income):
  Service cost..............................................    $   1,198   $   1,437   $   1,662   $       3   $       8   $    17
  Interest cost.............................................        1,795       1,921       1,943          30          32        43
  Expected return on plan assets............................       (2,544)     (2,821)     (2,740)         --          --        --
  Amortization of unrecognized net transition obligation....            -           9          40          --          --        --
  Amortization of prior service cost........................         (393)       (403)       (435)         (3)         (6)       (6)
  Recognized actuarial loss (gain)..........................          (45)       (215)       (275)         (1)         --         4
  Settlement/curtailment loss (gain)........................          773         (81)       (340)        (11)         --        --
                                                                ---------   ---------   ---------   ---------   ---------   -------
Net periodic benefit cost (income)..........................    $     784   $    (153)  $    (145)  $      18   $      34   $    58
                                                                =========   =========   =========   =========   =========   =======

         Pension plan assets consist primarily of equity and debt securities and cash equivalents.

         The assumed healthcare cost trend rate and ultimate rate used in measuring the benefit obligation are 8.50% and 5.50%, respectively, for the year ended December 31, 2002.

         A one percentage point change in assumed healthcare cost trend rates would have an immaterial effect on service and interest cost components.

         The Company provides a 401(k) savings plan for U.S. employees. Employee contributions of up to 6% of eligible compensation are matched 50% by the Company. The Company's contributions amounted to $0.7 million, $1.0 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         The Company's Japanese subsidiary also has a retirement and termination plan (the Retirement Plan), which provides benefits to employees in Japan upon their termination of employment. The benefits are based upon a multiple of the employee's monthly salary, with the multiple determined based upon the employee's years of service. The multiple paid to employees who retire or are involuntarily terminated is greater than the multiple paid to those who voluntarily terminate their services. The Retirement Plan is unfunded, and the accompanying consolidated balance sheet includes a liability of approximately $0.7 million at December 31, 2002, which represents the actuarially determined estimated present value of the Company's liability as of this date. In developing this estimate, the actuary used discount and compensation growth rates prevailing in Japan of 1.4% and 3.2%, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company charged $0.2 million, $0.3 million and $0.3 million, respectively, to expense for this plan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LITIGATION

         From time to time the Company is a party to various legal actions in the normal course of business. The Company believes that it is not currently a party in any litigation which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

ENVIRONMENTAL MATTERS

         The Company and its operations are subject to extensive and changing U.S. federal, state, local and foreign environmental laws and regulations, including, but not limited to, laws and regulations that impose liability on responsible parties to remediate, or contribute to the costs of remediating, currently or formerly owned or leased sites or other sites where solid or hazardous wastes or substances were disposed of or released into the environment. These remediation requirements may be imposed without regard to fault or legality at the time of the disposal or release. Although management believes that its current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to the Company's facilities or operations. The Company believes that compliance with U.S. federal, state, local and foreign environmental protection laws and provisions should have no material adverse effect on its results of operations or financial condition.

         The Company's site in Buchanan, Michigan, formerly owned by Mark IV Industries (Mark IV), has been designated a Superfund site under U.S. federal environmental laws, and the Company has agreed that it is a de minimis responsible party at two other sites that it acquired from and were formerly owned by Mark IV. Mark IV has agreed to fully indemnify the Company for environmental liabilities at the Superfund site (excluding any liability for contamination that may exist within the manufacturing facility) and the two other sites at which monitoring or remediation may be necessary.

         The Company is party to a 1988 consent decree with the Nebraska Department of Environmental Quality (NDEQ) relating to the cleanup of hazardous waste at the Company's Lincoln, Nebraska, facility. In December 1997, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency under the Resource Conservation and Recovery Act to further investigate and remediate the Lincoln facility and an adjacent property (Lincoln site). The Company has reached agreement with the NDEQ on a remediation plan regarding future monitoring and remediation of contamination at the Lincoln site and does not believe that the costs related to its responsibilities will result in a material adverse effect on its results of operations or financial condition.

         Through December 31, 2002, the Company had accrued approximately $1.8 million over the life of the project for anticipated costs to be incurred for the Lincoln facility cleanup activities, of which approximately $1.6 million has been paid.

         There can be no assurance that the Company's estimated environmental expenditures, which it believes to be reasonable, will cover in full the actual amounts of environmental obligations the Company does incur, that Mark IV will pay in full the indemnified environmental liabilities when they are incurred, that new or existing environmental laws will not affect the Company in currently unforeseen ways, or that present or future activities will not result in additional environmentally related expenditures. However, the Company believes that compliance with U.S. federal, state, local and foreign environmental protection laws and regulations should have no material adverse effect on its results of operations or financial condition.

EMPLOYMENT CONTRACTS

         The Company has employment contracts with certain key executives that require the Company to make payments of up to 12 months' salary in the event such executives are terminated without cause.

         The chief executive officer (CEO) entered into an employment agreement with the Company effective December 16, 2002 pursuant to which the CEO will receive (i) annual base salary of $450,000; (ii) a guaranteed bonus of $225,000 payable on January 1, 2004, prorated if the CEO does not work the full year; and
(iii) $30,000 per month for twelve months to provide consulting services in the event of the CEO's retirement or termination without cause.

         The president of worldwide pro audio entered into an employment agreement with the Company effective January 5, 2003 pursuant to which he will receive (i) annual base salary of $270,000; (ii) a bonus payment of between 40% and 140% of his annual base salary upon the achievement of certain specified performance objectives, and (iii) in the event his employment is terminated without cause or he terminates his employment for good reason, the Company will pay a lump-sum payment of 150% of his annual base salary plus 150% of his annual target bonus (which target bonus is 70% of his annual base salary).

LEASE COMMITMENTS

         At December 31, 2002, the Company had various noncancelable operating leases for corporate headquarters, manufacturing, distribution and office buildings, warehouse space and equipment. Rental expense charged to operations was $3.2 million, $3.4 million and $2.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         Approximate future minimum rental commitments under all noncancelable operating leases are as follows for the years ended December 31 (in thousands):

2003........................................    $     2,859
2004........................................          2,664
2005........................................          2,161
2006........................................          1,402
2007........................................          1,366
2008 and thereafter.........................          3,471
                                                -----------
  Total minimum lease commitments...........    $    13,923
                                                ===========

NOTE 12 - SEGMENT INFORMATION

         The Company has two business segments: Professional Sound and Entertainment and Audio and Wireless Technology (formerly known as Multimedia/Audio Communications).

PROFESSIONAL SOUND AND ENTERTAINMENT

         Professional Sound and Entertainment consists of five lines of business within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcast;
(iv) broadcast communication products, including advanced digital matrix intercoms, used by broadcasters (including all major television networks) to control production communications intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

AUDIO AND WIRELESS TECHNOLOGY

         Audio and Wireless Technology targets six principal product markets including: (i) digital audio duplication products for the religious, education and enterprise markets; (ii) military/aviation communication products for the military and aviation markets; (iii) wireless networking products serving the original equipment manufacturer, wireless internet service provider and medical telemetry markets; (iv) land mobile communication products for the public safety, military and industrial markets; (v) audio and wireless education products for classroom and computer based education markets; and (vi) teleconferencing products for the enterprise, education and government markets.

         The following tables provide information by business segment (in thousands):

                                                         PROFESSIONAL           AUDIO AND
                                                           SOUND AND             WIRELESS
                                                         ENTERTAINMENT          TECHNOLOGY          CORPORATE       CONSOLIDATED
                                                         -------------          ----------          ---------       ------------
Net sales:
  2002..........................................          $   201,455          $    65,066         $        -       $   266,521
  2001..........................................              196,844               87,615                  -           284,459
  2000..........................................              212,564              116,291                  -           328,855

Operating profit (loss):
  2002..........................................               17,540               10,574             (1,878)           26,236
  2001..........................................                3,423                9,538            (28,121)          (15,160)
  2000..........................................               14,575               16,824            (21,230)           10,169

Depreciation expense:
  2002..........................................                5,225                  297                838             6,360
  2001..........................................                5,463                  960              2,581             9,004
  2000..........................................                4,620                2,662              3,950            11,232

Capital expenditures:
  2002..........................................                3,877                  414                543             4,834
  2001..........................................                4,600                  927                594             6,121
  2000..........................................                7,533                1,063              2,957            11,553

Total assets:
  2002..........................................              119,473               33,846              4,459           157,878
  2001..........................................              141,436               39,955              6,210           187,601
  2000..........................................              154,400               45,701             23,629           223,730

         Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs, corporate charges, amortization of goodwill and other intangibles, and restructuring charges. Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as deferred financing costs.

         The Company's net sales into each of its principal geographic regions were as follows for the years ended December 31 (in thousands):

                                                      2002            2001             2000
                                                   ----------      ----------       ----------
United States...................................   $  140,430      $  164,508       $  192,649
Germany.........................................       22,607          22,431           28,055
Japan...........................................       15,151          15,101           20,627
United Kingdom..................................       11,102          11,191            8,911
China...........................................        9,810           8,712           12,956
Other foreign countries.........................       67,421          62,516           65,657
                                                   ----------      ----------       ----------
                                                   $  266,521      $  284,459       $  328,855
                                                   ==========      ==========       ==========

         It is not practical for the Company to accurately disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

         Long-lived assets of the Company's U.S. and international operations were as follows for the years ended December 31 (in thousands):

                                      2002        2001       2000
                                   ---------   ---------   ---------
United States.................     $  46,505   $  79,841   $  97,590
International.................        10,959       9,305       9,374
                                   ---------   ---------   ---------
Consolidated..................     $  57,464   $  89,146   $ 106,964
                                   =========   =========   =========

NOTE 13 - EQUITY

PREFERRED STOCK

         In the fourth quarter of 2001, prior to the Debt Restructuring, the Company's certificate of incorporation was amended to authorize 900 shares of Series A Preferred stock, par value of $0.01 per share, and 5 million shares of Series B Preferred stock, par value of $0.01 per share.

         Holders of Series A and Series B Preferred stock are entitled to receive dividends and distributions that may be declared by the Board of Directors from time to time. No dividends were declared in 2002 and 2001.

         Holders of Series A and Series B Preferred stock have the same voting rights as holders of the Common stock. The holders of Series A and Series B Preferred stock have no preemptive, conversion, redemption, subscription or similar rights and the Preferred stock can be converted into Common stock at the election of the Company. The outstanding Series A and B Preferred stock was converted, effective April 2002, into Common stock of the Company. Each share or fractional share of the Series A and Series B Preferred stock was converted into an equivalent share or fractional share of Common stock.

COMMON STOCK

         In the fourth quarter of 2001, prior to the Debt Restructuring, the Company's authorized shares of Common stock were increased from 1,000 shares to 10 million shares.

         In February 2003 the Board of Directors of the Company determined that the Company had overestimated the number of shares of Common stock necessary to accomplish the Debt Restructuring and to effect other capital transactions. The Board of Directors authorized and the Company has filed a corrective amendment to its Certificate of Incorporation with the State of Delaware to reduce the number of authorized shares from 25 million to 10 million retroactively to November 2001.


WARRANTS

         Warrants entitling the holders to purchase up to 1,666,155 shares (subject to certain antidilution adjustments) of common stock were issued pursuant to the Company's Debt Restructuring (see note 7) completed in November 2001. The warrants are exercisable at $0.01 per share and will expire on the later of March 30, 2007 or 15 days after the Company shall have either furnished to the holders of the warrants its audited annual financial statements for the fiscal year ended December 31, 2006 or shall have filed an annual report on Form 10-K with respect to such fiscal year.

         The number of warrants exercisable is subject to the Company satisfying certain financial performance targets. There were no warrants exercisable at December 31, 2002. The warrants are also exercisable upon the occurrence of certain events, including the sale of all or substantially all of the Company's assets, as set forth in the warrant agreement.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, foreign currency forward contracts and the revolving line of credit approximates fair value because of the short maturity of these instruments.

         The carrying amount of the Company's long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of the Company's Senior Subordinated Notes and Senior Subordinated Discount Notes for 2002 and 2001 is estimated based on book values for the notes. No quotes were available for either year.

NOTE 15 - QUARTERLY FINANCIAL DATA

         The following table shows the unaudited quarterly financial data for the years ended December 31, 2002 and 2001 (in thousands, except per share data):

                                                  FIRST QUARTER   SECOND QUARTER   THIRD QUARTER    FOURTH QUARTER       TOTAL
                                                  -------------   --------------   -------------    --------------   --------------
                     2002
Net sales....................................    $       67,899   $       68,029   $       66,087    $      64,506    $     266,521
Operating profit.............................             6,328            7,348            7,096            5,464           26,236
Net loss.....................................           (29,339)            (211)            (164)            (367)         (30,081)

Basic and diluted loss per share.............    $  (266,718.18)  $        (0.05)  $        (0.03)   $       (0.07)   $       (8.47)
                                                 ==============   ==============   ==============    =============    =============

                     2001
Net sales....................................    $       72,317   $       76,127   $       72,595    $      63,420    $     284,459
Operating (loss) profit......................               (39)           2,719           (4,259)         (13,581)         (15,160)
Net (loss) income............................            (9,754)          (7,679)         (15,289)          93,712           60,990

Basic and diluted income (loss) per share....    $   (88,672.73)  $   (69,809.09)  $  (138,990.91)   $  851,927.27    $  554,454.55
                                                 ==============   ==============   ==============    =============    =============

         For the year ended December 31, 2002, the summations of quarterly net loss per share basic and diluted does not equate to the calculation for the year as the Company converted its Series A and Series B Preferred stock to Common stock in April 2002. Quarterly calculations are performed on a discrete basis.

         In the fourth quarter of 2002, the Company completed its goodwill impairment analysis which resulted in recording a cumulative effect of a change in accounting of $29.9 million, which has been reflected in the first quarter of 2002 in accordance with SFAS 142.

         In the fourth quarter of 2002, the Company recorded restructuring charges of $0.5 million.

         In the second quarter of 2001, the Company recorded restructuring charges of $0.9 million.

         In the third quarter of 2001, the Company recorded a special charge of $2.8 million to provide a reserve for bad debts and a special charge of $4.2 million to provide a reserve for impaired inventories.

         In the fourth quarter of 2001, the Company recorded restructuring charges of $11.5 million and recorded an extraordinary gain of $115.9 million on the early extinguishment of debt.

                         REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND SHAREHOLDERS: TELEX COMMUNICATIONS, INC.

We have audited the consolidated financial statements of Telex Communications, Inc. and subsidiaries as of December 31, 2002, and for the year then ended, and have issued our report thereon dated February 28, 2003 (included elsewhere in this Report). Our audit also included the financial statement schedule listed in
Item 15(a) of this Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Minneapolis, Minnesota
February 28, 2003

                                                                     SCHEDULE II

                           TELEX COMMUNICATIONS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                       COLUMN A                              COLUMN B           COLUMN C      COLUMN D         COLUMN E
-----------------------------------------------------       ----------         ----------    ----------       ----------
                                                            BALANCE AT         ADDITIONS     DEDUCTIONS       BALANCE AT
                                                            BEGINNING          CHARGED TO       FROM            END OF
                     DESCRIPTION                             OF YEAR             INCOME       RESERVES           YEAR
                     -----------                            ----------         ----------    ----------       ----------
YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts......................       $   2,178          $    1,700     $  1,100(a)      $  2,778
                                                            =========          ==========     ========         ========
Restructuring accrual................................       $      90          $    8,812     $  7,082(b)      $  1,820
                                                            =========          ==========     ========         ========
YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts......................       $   2,778          $    4,509     $  2,314(a)      $  4,973
                                                            =========          ==========     ========         ========
Restructuring accrual................................       $   1,820          $   11,475     $ 10,293(b)      $  3,002
                                                            =========          ==========     ========         ========
YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts......................       $   4,973          $      240     $  1,851         $  3,362
                                                            =========          ==========     ========         ========
Restructuring accrual................................       $   3,002          $      478     $  3,384         $     96
                                                            =========          ==========     ========         ========

(a) Uncollectible accounts written off and adjustments to the allowance.

(b) Adjustments to the accrual account reflect payments or non-cash charges associated with the accrual.

                                  EXHIBIT INDEX

                                       for

                                    Form 10-K

EXHIBIT
 NUMBER                                     DESCRIPTION
--------                                    -----------
  3.1(a)       Restated Certificate of Incorporation of Telex Communications, Inc. (the
               "Company"), dated November 20, 2001 (incorporated by reference to Exhibit
               3.1(a) to the Company's Report on Form 10-Q/A for the quarter ended September
               30, 2001), filed on March 20, 2002 (the "September 2001 10-Q/A")).

  3.1(b)       Amendment to Restated Certificate of Incorporation of the Company, dated
               November 20, 2001 (incorporated by reference to Exhibit 3.1(b) to the
               September 2001 10-Q/A).

  3.1(c)       Amendment to Restated Certificate of Incorporation of the Company, dated
               November 21, 2001 (incorporated by reference to Exhibit 3.1(c) to the
               September 2001 10-Q/A).

  3.2(a)       Amended and Restated By-Laws of the Company dated December 26, 1997
               (incorporated by reference to Exhibit 3.2(a) to the September 2001 10-Q/A).

  3.2(b)       Amendments to Amended and Restated By-Laws dated November 20, 2001
               (incorporated by reference to Exhibit 3.2(b) to the September 2001 10-Q/A).

  4.1(a)       Indenture ("EVI Indenture"), dated as of March 24, 1997, between EV
               International, Inc. and The Bank of New York, as original Trustee, with Bank
               One Trust Company as successor Trustee (incorporated by reference to Exhibit
               4(a) to the Company's Registration Statement on Form S-4, filed on July 30,
               1997, SEC No. 333-27341 ("Form S-4")).

  4.1(b)       First Supplemental Indenture, dated as of April 11, 2001, to the EVI Indenture
               (incorporated by reference to Exhibit 4.1(b) to the Company's Report on Form
               8-K dated April 12, 2001, filed on April 12, 2001 ("April 2001 8-K")).

  4.1(c)       Second Supplemental Indenture, dated as of November 21, 2001, to the EVI
               Indenture (incorporated by reference to Exhibit 4.1(c) to the September 2001
               10-Q/A).

  4.2(a)       Indenture (the "Telex Indenture"), dated as of May 6, 1997, among Telex
               Communications, Inc. (prior to its merger with EV International, Inc. ("Old
               Telex")) and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 4(a) to Old Telex's Registration Statement on Form S-4, filed on
               July 2, 1997, SEC No. 333-30679 ("Old Telex Registration Statement").

  4.2(b)       First Supplemental Indenture, dated as of May 6, 1997, to the Telex Indenture
               (incorporated by reference to Exhibit 4(b) to Old Telex Registration
               Statement).

  4.2(c)       Second Supplemental Indenture, dated as of February 2, 1998, to the Telex
               Indenture (incorporated by reference to Exhibit 2 to Old Telex's Report on
               Form 10-Q for the quarter ended December 31, 1997, filed on February 17, 1998
               ("Old Telex 10-Q")).

  4.2(d)       Third Supplemental Indenture, dated as of April 11, 2001, to the Telex
               Indenture (incorporated by reference to Exhibit 4.2(d) to the April 2001 8-K).

  4.2(e)       Fourth Supplemental Indenture, dated as of November 21, 2001, to the Telex
               Indenture (incorporated by reference to Exhibit 4.2(e) of the September 2001
               10-Q/A).

  4.3(a)       Credit Agreement, dated as of May 6, 1997 (as amended, the "Credit
               Agreement"), among Old Telex, the lenders named on the signature pages thereof
               (the "Senior Lenders"), and The Chase Manhattan Bank ("Chase"), as
               administrative agent for such Senior Lenders ("Administrative Agent")
               (incorporated by reference to Exhibit 4(d) to Old Telex Registration
               Statement).

  4.3(b)       Amendment No. 1, dated as of January 29, 1998, to the Credit Agreement
               (incorporated by reference to Exhibit 10 to Old Telex 10-Q).

  4.3(c)       Amendment No. 2, dated as of December 23, 1998, to the Credit Agreement
               (incorporated by reference to Exhibit 10(a) to the Company's Report on Form
               8-K dated December 28, 1998, filed on January 15, 1999).

  4.3(d)       Amendment No. 3, dated as of October 29, 1999, to the Credit

EXHIBIT
 NUMBER                                     DESCRIPTION
--------                                    -----------
               Agreement (incorporated by reference to Exhibit 10(b) to the Company's Report on Form 10-Q for the quarter ended September 30, 1999, filed on November 15,
               1999).

  4.3(e)       Waiver, Amendment No. 4, Agreement and Consent, dated as of April 11, 2001, to the Credit Agreement (incorporated by reference to Exhibit 4.3(h) to the April
               2001 8-K).

  4.3(f)       Waiver, Amendment No. 5, Agreement and Consent, dated as of November 21, 2001, to the Credit Agreement (incorporated by reference to Exhibit 4.3(n) of the
               10-Q/A).

  4.3(g)       Assignment and Assumption Agreement, dated May 6, 1997, made by Old Telex and
               Telex Communications Group, Inc. ("Former Parent") in favor of the
               Administrative Agent (incorporated by reference to Exhibit 4(e) to Old Telex
               Registration Statement).

  4.3(h)       Guarantee and Collateral Agreement, dated as of May 6, 1997, made by Old Telex and Former Parent in favor of the Administrative Agent and certain other secured parties (the "Bank Guarantee and Collateral Agreement") (incorporated by reference to Exhibit 4(f) to Old Telex Registration Statement).

  4.3(i)       Amendment No. 1, dated as of April 11, 2001, (incorporated by reference to
               Exhibit 4.3(j) to the Report on Form 10-Q for the quarter ended March 31, 2001
               (the "March 2001 10-Q")). 4.3(j) Guarantee and Collateral Amendment and
               Confirmation, dated as of November 21, 2001, to the Bank Guarantee and
               Collateral Agreement (incorporated by reference to Exhibit 4.3(p) to the
               September 2001 10-Q/A).

  4.3(j)       Guarantee and Collateral Amendment and Confirmation, dated as of November 21,
               2001, to the Bank Guarantee and Collateral Agreement (incorporated by reference to Exhibit 4.3(p) to the September 2001 10-Q/A.

  4.3(k)       Patent and Trademark Security Agreement, dated as of May 6, 1997, made by Old
               Telex in favor of the Administrative Agent (the "Bank Patent and Trademark
               Security Agreement") (incorporated by reference to Exhibit 4(g) to Old Telex
               Registration Statement).

  4.3(l)       Amendment No. 1, dated as of April 11, 2001, to the Bank Patent and Trademark
               Security Agreement (incorporated by reference to Exhibit 4.3(k) to the March
               2001 10-Q). 4.4(a) Note Purchase Agreement, dated as of April 11, 2001, among the Company, TCI Investments LLC and GoldenTree, each as Co-Agent, and the
               Purchasers parties thereto (incorporated by reference to Exhibit 4.4(a) to the
               April 2001 8-K).

  4.4(a)       Note Purchase Agreement, dated as of April 11, 2001, among the Company, TCI
               Investments LLC and Golden Tree, each as Co-Agent, and the Purchasers parties thereto (incorporated by reference to Exhibit 4.4(a) to the April 2001 8-K).

  4.4(b)       Amended and Restated Note Purchase Agreement, dated as of November 21, 2001, for the purchase of $30 million adjusted interest PIK senior secured notes, among the Company, GSCP Recovery (US), LLC and GoldenTree, each as Co-Agent, and the purchasers parties thereto ("Purchasers") (Exhibits B, C, and E to this Agreement are filed as Exhibits 4.4(d), 4.4(f), and 4.5(b), respectively.) (incorporated by reference to Exhibit 4.4(d) of the September
               2001 10-Q/A). 4.4(c) Guarantee and Collateral Agreement, dated as of April 11,
               2001, made by the Company, Former Parent and Telex Communications
               International, Ltd. (the "Grantors"), in favor of TCI Investments LLC and
               GoldenTree, ("Co-Agents for the Purchasers") (incorporated by reference to
               Exhibit 4.3(h) to the March 2001 10-Q).

  4.4(c)       Guarantee and Collateral Agreement, dated as of April 11, 2001, made by the Company,
               Former Parent and Telex Communications International, Ltd.  (the "Grantors"), in
               favor of TCI Investments LLC and GoldenTree, ("Co-Agents for the Purchasers")
               (incorporated by reference to Exhibit 4.3(h) to the March 2001 10-Q).

  4.4(d)       Amended and Restated Guarantee and Collateral Agreement, dated as of November
               21, 2001, made by the Grantors. In favor of the Co-Agents for the Purchasers
               (Exhibit A to this Agreement is filed as Exhibit 4.5(b)), (incorporated by reference to Exhibit 4.4(e) of the September 2001 10-Q/A).

  4.4(e)       Patent and Trademark Security Agreement, dated as of April 11, 2001, made by the Company in favor of the Co-Agents for the Purchasers (incorporated by reference to Exhibit 4.3(m) to the March 2001 10-Q).

  4.4(f)       Amended and Restated Patent and Trademark Security Agreement, dated as of
               November 21, 2001, made by the Company in favor of the Co-Agents for the
               Purchasers (incorporated by reference to Exhibit 4.4(f) of the September 2001
               10-Q/A).

  4.5(a)       Intercreditor Agreement, dated as of April 11, 2001 (the "Intercreditor
               Agreement"), among Chase, as administrative agent (in such capacity, together with its successors and assigns in such capacity, the "Senior Agent") under the Credit Agreement, TCI Investments LLC and GoldenTree High Yield
               Opportunities I, L.P. ("GoldenTree"), as co-agents (in

EXHIBIT
 NUMBER                                     DESCRIPTION
--------                                    -----------
               such capacity, together with their successors and assigns, the "Junior
               Agents"), and the Company (incorporated by reference to Exhibit 4.3(i) to the
               April 2001 8-K).

  4.5(b)       Intercreditor Amendment, dated as of November 21, 2001, to the Intercreditor
               Agreement, among Chase, the Senior Agent, the Junior Agents, Telex
               Communications International, Ltd., and the Company (incorporated by reference to Exhibit 4.3(o) to the September 2001 10-Q/A).

  4.6          Indenture, dated as of November 21, 2001, between the Company and BNY Midwest
               Trust Company, as Trustee, with respect to 13% Senior Subordinated Discount
               Notes due 2006, and, when and if issued, the 13% Senior Subordinated Discount
               Notes due 2006, Series A (incorporated by reference to Exhibit 4.5 to the
               September 2001 10-Q/A).

  4.7          Warrant Agreement, dated as of November 21, 2001, by and between the Company and BNY Midwest Trust Company, as Warrant Agent (incorporated by reference to
               Exhibit 4.6 to the September 2001 10-Q/A).

  4.8(a)       Exchange and Registration Rights Agreement, dated as of November 21, 2001, of the Company for the benefit of the holders of the 13% Senior Subordinated
               Discount Notes due 2006 (incorporated by reference to Exhibit 4.8(a) to the
               Company's Registration Statement on Form S-4/A, filed on May 30, 2002, SEC
               No. 333-88524 ("2002 Form S-4/A")).

  4.8(b)       Exchange and Registration Rights Agreement, dated as of November 21, 2001, of the Company for the benefit of the holders of the Series B Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.8(b) to the 2002
               Form S-4/A).

  4.8(c)       Exchange and Registration Rights Agreement, dated November 21, 2001, of the
               Company for the benefit of the holders of the Warrants to purchase shares of the
               Common Stock of the Company (incorporated by reference to Exhibit 4.8(c) to the
               2002 Form S-4/A).

*10.1(a)       Consulting Agreement, dated as of May 6, 1997, between Greenwich Street
               Capital Partners, Inc. ("GSCP Inc.") and Former Parent (incorporated by reference to Exhibit 10(c) to Old Telex Registration Statement).

*10.1(b)       Form of Amendment, dated May 1, 1998, to the Consulting Agreement, dated May
               6, 1997, between GSCP Inc. and Former Parent (incorporated by reference to
               Exhibit 10(e) to the Company's Report on Form 10-K for the fiscal year ended
               February 28, 1998, filed May 29, 1998, SEC No. 333-27341 ("1998 10-K")).

*10.2          Indemnification Agreement, dated as of May 6, 1997, between GSCP Inc. and
               Former Parent (incorporated by reference to Exhibit 10(d) to Old Telex
               Registration Statement).

10.3(a)        Member Control Agreement of DRF 12000 Portland LLC, dated as of March 16,
               2000, by and between the Company and DRF TEL LLC (incorporated by reference to
               Exhibit 10.16(a) to the 1999 10-K).

10.3(b)        Lease, dated March 16, 2000, by and between the Company and DRF 12000 Portland
               LLC for the property located at 12000 Portland Avenue South, Burnsville,
               Minnesota (incorporated by reference to Exhibit 10.16(b) to the 1999 10-K).

*10.4          Employment Agreement, dated as of October 25, 2002, between the Company and
               Ned C. Jackson (filed as an Exhibit hereto).

*10.5          Employment Agreement, dated as of January 5, 2003, between the Company and
               Mathias Stieler von Heydekampf (filed as an Exhibit hereto).

 16            Letter from Arthur Andersen LLP to the Securities and Exchange Commission
               dated June 10, 2002 (incorporated by reference to Exhibit 16 to the Company's report on Form 8-K dated June 10, 2002, filed on June 11, 2002).

 21            List of Subsidiaries (filed as an Exhibit hereto).

 99.1          Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
               Sarbames-Oxley Act of 2002 (filed as an Exhibit hereto).

* Denotes management contract or compensatory plan or agreement.