Form 10-Q
period 2003-03-31
TELEX COMMUNICATIONS INC /DE/
filed 2003-04-30
CIK 1038185

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003     Commission File No. 333-27341

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

                                   ---------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      YES [X]   NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                    YES [ ]   NO [X]

AS OF APRIL 30, 2003, TELEX COMMUNICATIONS, INC. HAD OUTSTANDING 4,987,127 SHARES OF COMMON STOCK, $0.01 PAR VALUE.


                        THIS DOCUMENT CONTAINS 25 PAGES.

===============================================================================

                       PART I. --- FINANCIAL INFORMATION

                                                                                                        Page(s)

Item 1.  Financial Statements
Included herein is the following unaudited financial information:
Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002                           3
Condensed Consolidated Statements of Operations for the three month periods ended
March 31, 2003 and 2002                                                                                    4
Condensed Consolidated Statements of Cash Flows for the three month periods ended
March 31, 2003 and 2002                                                                                    5
Notes to Condensed Consolidated Financial Statements                                                       6-10
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             11-17
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        18
Item 4.  Controls and Procedures                                                                           19

                         PART II. --- OTHER INFORMATION

                                                                                                        Page(s)

Item 6. Exhibits and Reports on Form 8-K                                                                   20
Signatures                                                                                                 21
Certifications                                                                                             22-23

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           TELEX COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            MARCH 31,        DECEMBER 31,
                                                                              2003               2002
                                                                           -----------       ------------
                                                                           (UNAUDITED)       (SEE NOTE)

                                               ASSETS

Current assets:
      Cash and cash equivalents                                             $   2,873         $   3,374
      Accounts receivable, net                                                 44,873            44,644
      Inventories                                                              49,031            47,686
      Other current assets                                                      7,978             4,710
                                                                            ---------         ---------
           Total current assets                                               104,755           100,414

Property, plant and equipment, net                                             28,943            28,995
Deferred financing costs, net                                                   2,256             2,659
Goodwill                                                                       23,255            23,154
Other assets                                                                    2,607             2,656
                                                                            ---------         ---------
                                                                            $ 161,816         $ 157,878
                                                                            =========         =========

                                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

      Revolving lines of credit                                             $   5,931         $   3,916
      Current maturities of long-term debt                                     17,068            17,275
      Accounts payable                                                         14,377            10,954
      Accrued wages and benefits                                               11,383             9,562
      Other accrued liabilities                                                 8,070             7,896
      Income taxes payable                                                      7,590             7,960
                                                                            ---------         ---------
           Total current liabilities                                           64,419            57,563

Long-term debt                                                                156,704           154,630
Other long-term liabilities                                                    12,868            13,693
                                                                            ---------         ---------
           Total liabilities                                                  233,991           225,886
                                                                            ---------         ---------

Shareholders' deficit:
      Preferred stock and capital in excess of par - preferred stock               --                --
      Common stock and capital in excess of par - common stock                 80,180            80,180
      Accumulated other comprehensive loss                                     (6,475)           (7,029)
      Accumulated deficit                                                    (145,880)         (141,159)
                                                                            ---------         ---------
           Total shareholders' deficit                                        (72,175)          (68,008)
                                                                            ---------         ---------
                                                                            $ 161,816         $ 157,878
                                                                            =========         =========

           See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                        -------------------------------
                                                                         MARCH 31,           MARCH 31,
                                                                           2003                2002
                                                                        -----------        ------------

Net sales                                                               $    60,875        $     67,899
Cost of sales                                                                35,463              40,692
                                                                        -----------        ------------
                  Gross profit                                               25,412              27,207
                                                                        -----------        ------------
Operating expenses:
     Engineering                                                              3,580               2,927
     Selling, general and administrative                                     18,602              17,535
     Corporate charges                                                           --                 387
     Amortization of other intangibles                                           12                  30
                                                                        -----------        ------------
                                                                             22,194              20,879
                                                                        -----------        ------------
                  Operating profit                                            3,218               6,328
Interest expense                                                              7,041               6,150
Other income, net                                                               (83)             (1,173)
                                                                        -----------        ------------
(Loss) income before income taxes                                            (3,740)              1,351
Provision for income taxes                                                      981                 827
                                                                        -----------        ------------
(Loss) income before cumulative effect of a change in accounting             (4,721)                524
Cumulative effect of change in accounting                                        --             (29,863)
                                                                        -----------        ------------
                  Net loss                                              $    (4,721)       $    (29,339)
                                                                        ===========        ============
Basic (loss) income per common share
(Loss) income before cumulative effect of change in accounting          $     (0.95)       $   4,763.64
Cumulative effect of change in accounting                                        --         (271,481.82)
                                                                        -----------        ------------

Net loss                                                                $     (0.95)       $(266,718.18)
                                                                        ===========        ============

Diluted (loss) income per common share
(Loss) income before cumulative effect of change in accounting          $     (0.95)       $       0.11
Cumulative effect of change in accounting                                        --               (5.99)
                                                                        -----------        ------------

Net loss                                                                $     (0.95)       $      (5.88)
                                                                        ===========        ============

Weighted average shares outstanding
     Basic                                                                4,987,127                 110
                                                                        ===========        ============

     Diluted                                                              4,987,127           4,987,127
                                                                        ===========        ============

           See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                 -------------------------
                                                                                 MARCH 31,       MARCH 31,
                                                                                   2003            2002
                                                                                 ---------       ---------

OPERATING ACTIVITIES:
      Net loss                                                                    $(4,721)        $(29,339)
      Adjustments to reconcile net loss to cash flows from operations:
           Depreciation and amortization                                            1,516            1,791
           Amortization of finance charges and pay-in-kind interest charge          5,426            4,331
           Gain on disposition of assets                                              (12)            (898)
           Cumulative effect of change in accounting                                   --           29,863
           Change in operating assets and liabilities                                (563)          (6,222)
           Change in long-term liabilities                                             58              478
           Other, net                                                                 267              178
                                                                                  -------         --------
      Net cash provided by  operating activities                                    1,971              182
                                                                                  -------         --------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                   (1,282)            (743)
      Proceeds from disposition of assets                                              12            2,094
      Other                                                                            55               55
                                                                                  -------         --------
      Net cash (used in) provided by investing activities                          (1,215)           1,406
                                                                                  -------         --------

FINANCING ACTIVITIES:
      Borrowings under revolving lines of credit, net                               1,683            1,300
      Repayment of long-term debt                                                  (2,974)          (3,415)
                                                                                  -------         --------
      Net cash used in financing activities                                        (1,291)          (2,115)
                                                                                  -------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           34              (17)
                                                                                  -------         --------

CASH AND CASH EQUIVALENTS:
      Net decrease                                                                   (501)            (544)
      Balance at beginning of period                                                3,374            3,026
                                                                                  -------         --------
      Balance at end of period                                                    $ 2,873         $  2,482
                                                                                  =======         ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
         Interest                                                                 $ 1,456         $  1,680
                                                                                  =======         ========
         Income taxes                                                             $ 1,503         $    477
                                                                                  =======         ========

           See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

         Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

         Certain 2002 amounts have been reclassified to conform to 2003 presentation.

2.       Inventories

         Inventories consist of the following (in thousands):


                        March 31,     December 31,
                          2003           2002
                        ---------     ------------

Raw materials            $19,050        $19,224
Work in process            6,990          6,840
Finished products         22,991         21,622
                         -------        -------
                         $49,031        $47,686
                         =======        =======

3.        Goodwill

          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company completed an initial impairment review of goodwill in the fourth quarter of 2002. The review resulted in an impairment loss of $29.9 million related to the Professional Sound and Entertainment business segment that has been accounted for as a cumulative effect of change in accounting in accordance with SFAS 142 and is reflected in the results of operations for the three months ended March 31, 2002. The Company has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates.

          The following table presents the changes in carrying value of goodwill by business segment as of March 31, 2003 (in thousands):

                                    Professional Sound    Audio and Wireless
                                    and Entertainment         Technology             Total
                                    ------------------    ------------------     -------------

Balance as of December 31, 2002         $ 17,064              $ 6,090              $ 23,154
Foreign currency translation                 101                   --                   101
                                        --------              -------              --------
Balance as of March 31, 2003            $ 17,165              $ 6,090              $ 23,255
                                        ========              =======              ========


4.        Debt

          Long-term debt consists of the following (in thousands):

                                                                  March 31,        December 31,
                                                                    2003               2002
                                                                  ---------        ------------

Senior Secured Credit Facility (Revolving Credit Facility)        $   8,415         $   8,563
Senior Secured Credit Facility (Term Loan Facility):
   Term Loan A                                                       14,940            15,606
   Term Loan B                                                       49,448            51,655
Tranche A Senior Secured Notes                                       29,424            27,692
Tranche B Senior Secured Notes                                       13,057            12,268
Senior Subordinated Discount Notes                                   55,383            52,981
Senior Subordinated Notes                                               550               550
Other debt                                                            2,555             2,590
                                                                  ---------         ---------

                                                                    173,772           171,905
Less - current portion                                              (17,068)          (17,275)
                                                                  ---------         ---------

       Total long-term debt                                       $ 156,704         $ 154,630
                                                                  =========         =========


5.       Income Taxes

         The Company recorded an income tax provision of $1.0 million and $0.8 million on pre-tax loss of $3.7 million and pre-tax income of $1.4 million for the three months ended March 31, 2003 and 2002, respectively. The income tax provision for the three months ended March 31, 2003 is comprised of a U.S. Federal income tax benefit of $0.9 million, offset by a tax valuation allowance adjustment of $0.9 million, and an income tax provision of $1.0 million attributed to income of certain foreign subsidiaries. The income tax provision for the three months ended March 31, 2002 is comprised of a U.S. Federal income tax benefit of $1.1 million, offset by a tax valuation allowance adjustment of $1.1 million, and an income tax provision of $0.8 million attributed to income of certain foreign subsidiaries.

         The Company has a deferred tax asset of $14.7 million offset by a tax valuation allowance of $14.6 million at March 31, 2003 due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate sufficient taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

6.       Earnings Per Share Data

         Effective April 16, 2002, the Company converted all of its outstanding Series A Preferred Stock and Series B Preferred Stock, totaling 4,987,017 shares, into an equal number of shares of its Common Stock. The conversion of the Preferred Stock was at the election of the Company with each share or fractional share of the Series A and Series B Preferred Stock convertible into one share or equivalent fractional share of Common Stock. Information presented for the three months ended March 31, 2002 includes the effect of the conversion on a diluted basis.

7.       Related-Party Transactions

         The Company recorded a charge to operations of $0.4 million for the three months ended March 31, 2002 for management services provided by Greenwich Street Capital Partners,

         L.P., a related party. The services included, but were not limited to, developing and implementing corporate and business strategy and providing other consulting and advisory services. The agreement expired in May 2002.

         The Company is accruing interest, at the rate of 2 percent per month, on the outstanding management services fee balance. Under the terms of the Senior Secured Credit Facility, the Company is prohibited from making any payment, in cash or other property, of the management services fee and the accrued interest on the unpaid balance until repayment in full of the loans outstanding under the Senior Secured Credit Facility. The Company had a balance payable, inclusive of interest, of $2.6 million at March 31, 2003 that is included on the condensed consolidated balance sheet as a component of other long-term liabilities.

         In 2000, the Company relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which the Company has a 50% interest. The Company contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. The Company's allocable share of the LLC income is included as a component of other income in the condensed consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At March 31, 2003, the remaining balance on the mortgage was $6.7 million. The annual lease payments to the LLC are $1.1 million for years one to five and $1.2 million for years six to ten. The Company may renew the lease at the end of the initial lease term for three renewal terms of five years each. The lease has been classified as an operating lease and the Company records the lease payments as rent expense. The Company's exposure to loss associated with the LLC is its investment in the LLC which totaled $0.8 million at March 31, 2003. The investment in the LLC is included in the condensed consolidated balance sheet as a component of other assets.

8.       Comprehensive Loss

         Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net income or loss adjusted for foreign currency translation adjustments. Comprehensive loss was $4.2 million and $29.8 million for the three months ended March 31, 2003 and March 31, 2002, respectively.

9.       Segment Information

         The Company has two business segments: Professional Sound and Entertainment and Audio and Wireless Technology.

         Professional Sound and Entertainment

         Professional Sound and Entertainment consists of five product lines within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by professional musicians and sold principally through retail channels;
         (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) broadcast communication products, including advanced digital matrix intercoms, used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

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

         The following tables provide information by business segment for the three-month periods ended March 31, 2003 and 2002 (in thousands):

                                 Professional         Audio
                                  Sound and        and Wireless
                                Entertainment       Technology      Corporate       Consolidated
                                -------------      ------------     ---------       ------------

Net sales
  2003                            $ 47,117          $ 13,758         $    --          $ 60,875
  2002                              48,764            19,135              --            67,899

Operating profit (loss)
  2003                            $  2,826           $ 1,174         $  (782)         $  3,218
  2002                               3,295             3,783            (750)            6,328

Depreciation expense
  2003                            $  1,305           $    48         $   151          $  1,504
  2002                               1,374               111             276             1,761

Capital expenditures
  2003                            $    544           $   153         $   585          $  1,282
  2002                                 621               101              21               743

Total assets
  2003                            $111,870           $36,733         $13,213          $161,816
  2002                             108,110            37,258          18,139           163,507

         Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs, corporate charges, amortization of goodwill and other intangibles, and restructuring charges. Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as deferred financing costs.

         The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                                2003           2002
                               -------        -------

North America                  $33,012        $40,094
Europe                          17,965         15,718
Asia                             7,427         10,331
Other foreign countries          2,471          1,756
                               -------        -------
                               $60,875        $67,899
                               =======        =======

         It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

         Long-lived assets of the Company's United States and international operations were as follow:

                     March 31, 2003    December 31, 2002
                     --------------    -----------------

United States          $46,132            $46,505
International           10,929             10,959
                       -------            -------
                       $57,061            $57,464
                       =======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any such forward-looking statements involve known and unknown risks and uncertainties and our actual results may differ materially from those forward-looking statements. While made in good faith and with a reasonable basis based on information currently available to management, we cannot assure you that such opinions or expectations will be achieved or accomplished. We do not undertake to update, revise or correct any of the forward-looking information contained in this report. The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect our future results and could cause such results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing; (iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing and success of the implementation of changes in our operations to effect cost savings; (vi) opportunities that may be presented to and pursued by us; (vii) our financial resources, including our ability to access external sources of capital; (viii) war; (ix) natural or manmade disasters (including material acts of terrorism or other hostilities which impact our markets) and (x) such risks and uncertainties as are detailed from time to time in our reports and filings with the Securities and Exchange Commission.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto contained elsewhere in this report.

In this report, "Company," "we," "our," "us" and "Telex" refer to Telex Communications, Inc. With respect to the descriptions of our business contained in this report, such terms refer to Telex Communications, Inc. and our subsidiaries.

OVERVIEW

Telex is a leader in the design, manufacture and marketing of sophisticated audio and wireless communications equipment to commercial, professional and industrial customers. Telex provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and, to a lesser extent, in the retail consumer electronics market. We offer a comprehensive range of products worldwide for professional audio systems as well as for audio and wireless product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, digital audio duplication products, antennas, land mobile communication systems and wireless assistive listening systems. Our products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, airline pilots and the hearing impaired in order to facilitate speech or communications.

Telex has two business segments: Professional Sound and Entertainment and Audio and Wireless Technology. Professional Sound and Entertainment consists of five product lines within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) broadcast communication products, including advanced digital matrix intercoms used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

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

We maintain assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, we conduct business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Hong Kong, Singapore, Canada, Australia and France. Exposure to U.S. dollar/Euro and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by our ability to source production needs with existing manufacturing capacity in Germany and Great Britain, and the exposure to the U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, we have a direct and continuing exposure to both positive and negative foreign currency movements.

We report foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included in "accumulated other comprehensive loss" as part of shareholders' deficit.

CRITICAL ACCOUNTING POLICIES

There has been no material change in our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding certain items in our condensed consolidated statements of operations, in thousands:

                                                           Three months ended
                                                  -------------------------------------
                                                  March 31,      March 31,         %
                                                    2003           2002          Change
                                                  ---------      ---------       ------

Net sales:
     Professional Sound and Entertainment         $ 47,117       $ 48,764         -3.4%
     Audio and Wireless Technology                  13,758         19,135        -28.1%
                                                  -----------------------        ------

     Total net sales                                60,875         67,899        -10.3%
                                                  -----------------------        ------

Total gross profit                                  25,412         27,207
         % of sales                                   41.7%          40.1%
                                                  -----------------------

Operating profit                                  $  3,218       $  6,328
                                                  =======================

(Loss) income before cumulative effect of
change in accounting                              $ (4,721)      $    524

Cumulative effect of change in accounting         $     --       $(29,863)
                                                  -----------------------

Net loss                                          $ (4,721)      $(29,339)
                                                  =======================

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net sales. Net sales decreased $7.0 million, or 10.3%, from $67.9 million for the three months ended March 31, 2002 to $60.9 million for the three months ended March 31, 2003. Sales in the Professional Sound and Entertainment segment decreased slightly for the three-month comparative periods due to lower intercom product sales while sales in the Audio and Wireless Technology segment declined significantly due to continued sluggishness in the computer and telecommunications industries and to the discontinuance of sales of hearing instruments products, which we exited in the first quarter of 2002.

Net sales in the Professional Sound and Entertainment segment decreased $1.7 million, or 3.5%, from $48.8 million for the three months ended March 31, 2002 to $47.1 million for the three months ended March 31, 2003. Higher sales of electronics products were offset by lower sales of intercom and microphone products.

Net sales in the Audio and Wireless Technology segment decreased $5.3 million, or 27.7%, from $19.1 million for the three months ended March 31, 2002 to $13.8 million for the three months ended March 31, 2003. Net sales, excluding sales of discontinued hearing instruments products in the three months ended March 31, 2002, decreased approximately 22%. The decline in net sales is attributed primarily to lower sales of products to the computer and telecommunications industries, in large part due to the continued sluggishness of the economy.

Gross profit. Gross profit decreased $1.8 million, or 6.6%, from $27.2 million for the three months ended March 31, 2002 to $25.4 million for the three months ended March 31, 2003. As a percentage of net sales, the gross margin rate increased to 41.7% for the three months ended March 31, 2003 compared to 40.1% for the three months ended March 31, 2002. The increase in the gross margin rate for 2003 from the corresponding period in 2002 is attributed primarily to improved manufacturing efficiencies and lower operating costs resulting from restructuring measures implemented in 2001 and 2002.

The gross margin rate for the Professional Sound and Entertainment segment increased from 38.9% to 42.3% for the three months ended March 31, 2003. The increase in the gross margin rate for 2003 from the corresponding period in 2002 is attributed primarily to improved manufacturing efficiencies as a result of benefits of restructuring measures implemented in 2001 and 2002 and to increased sales of high-margin products.

The gross margin rate for the Audio and Wireless Technology segment decreased from 43.2% to 40.0% for the three months ended March 31, 2003. The decrease in the gross margin rate for 2003 from the corresponding period in 2002 is attributed primarily to lower sales of high-margin products.

Engineering. Engineering expenses increased $0.7 million, or 24.1%, from $2.9 million for the three months ended March 31, 2002 to $3.6 million for the three months ended March 31, 2003. The increase in spending for the three-month period in 2003 from the corresponding period in 2002 is attributed primarily to spending associated with new product development in the Professional Sound and Entertainment segment.

Selling, general and administrative. Selling, general and administrative expenses increased $1.1 million, or 6.3%, from $17.5 million for the three months ended March 31, 2002 to $18.6 million for the three months ended March 31, 2003. The increase in expense in 2003 is attributed mainly to higher international selling and marketing spending costs offset by lower general and administrative expenses. International selling, general and administrative expenses increased in the 2003 period compared to the 2002 period mainly from strengthening foreign currencies compared to the U.S. dollar. We have implemented cost controls in light of the slowdown in sales and anticipate that expenses, as a percentage of net sales, will decline in future periods.

Corporate charges. There were no corporate charges in the three months ended March 31, 2003. Corporate charges of $0.4 million for the three months ended March 31, 2002 represent fees accrued for consulting and management services provided by Greenwich Street Capital Partners, Inc. under a consulting and management services agreement. This agreement expired in May 2002.

Amortization of other intangibles. We recorded amortization expense related to other identifiable intangibles of approximately $12,000 and $30,000 for the three months ended March 31, 2003 and 2002, respectively. These intangibles will continue to be amortized unless an analysis indicates an impairment has occurred.

Interest expense. Interest expense increased from $6.2 million for the three months ended March

31, 2002 to $7.0 million for the three months ended March 31, 2003. Interest expense includes $4.9 million and $3.9 million of pay-in-kind interest expense for 2003 and 2002, respectively. Interest expense increased primarily because of the higher pay-in-kind interest expense that offset the benefits of lower average outstanding indebtedness and lower average interest rates on non pay-in-kind debt.

Other income. Other income of $0.1 million for the three months ended March 31, 2003 is principally from amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the sale of hearing instrument product lines. Other income of $1.2 million for the three months ended March 31, 2002 is primarily a gain from the sale of assets related to the hearing instrument product lines.

Income taxes. Our effective tax rate for the three-month periods ended March 31, 2003 and 2002 is not meaningful because a tax benefit has not been recorded on the pretax loss in the United States. The tax provision recorded relates only to the countries in which we are profitable. Income tax expense increased in 2003 compared to 2002, as foreign subsidiary taxable income increased.

As of March 31, 2003, we have a reserve of $4.4 million included in income taxes payable for tax liability, penalties, and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. We have agreed with the Internal Revenue Service on the final amount of the tax liability to be paid and have been making monthly payments.

At March 31, 2003, we have $15.2 million of net operating loss carryforwards. The U.S. operating loss carryforward is $12.1 million, of which $0.5 million expires in 2021, $9.0 million expires in 2022 and $2.6 million expires in 2023. We have established a net deferred tax valuation allowance of $14.6 million due to the uncertainty of the realization of future tax benefits. This amount relates primarily to the U.S. deferred tax assets as our realization of the future tax benefits related to the deferred tax asset is dependent on our ability to generate taxable income within the net operating loss carryforward period. We have considered this factor in reaching our conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

Cumulative effect of a change in accounting. We recorded a charge of $29.9 million in 2002 related to the impairment of goodwill related to our Professional Sound and Entertainment segment in accordance with the guidance in SFAS 142.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had cash and cash equivalents of $2.9 million compared to $3.4 million at December 31, 2002.

Our principal source of funds for the three months ended March 31, 2003 consisted of $2.0 million of net cash provided by operating activities. Our principal uses of funds were debt retirement of $1.3 million, net of borrowings, and $1.3 million for capital expenditures. Our principal source of funds for the three months ended March 31, 2002 was $2.1 million of cash proceeds from the sale of our hearing instrument product lines. Our principal uses of funds for the three months ended March 31, 2002 were debt retirement of $2.1 million, net of borrowings, and $0.8 million for capital expenditures.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes, update information systems and improve efficiency. We anticipate our capital expenditures for 2003 to be approximately $8.0 million. Our ability to make capital expenditures is subject to certain restrictions under our senior secured credit facility, our senior secured notes, and our senior subordinated discount notes.

Telex's accounts receivable of $44.9 million increased $0.3 million from $44.6 million at December 31, 2002. The increase is primarily a result of higher receivables at our European international locations resulting from the Euro to U.S. dollar exchange rate movement.

Our inventories of $49.0 million increased $1.3 million from $47.7 million at December 31, 2002. Excluding the impact of foreign currencies exchange rate movements, our inventories increased $0.9 million from December 31, 2002.

Our consolidated indebtedness increased $3.9 million from $175.8 million at December 31, 2002 to $179.7 million at March 31, 2003. The increase is attributed mainly to our senior secured notes and the senior subordinated discount notes for which interest expense accrues as additional indebtedness, and to increases in borrowings under our revolving credit facilities. The senior secured notes accreted by $2.5 million and the senior subordinated discount notes accreted by $2.4 million, adding $4.9 million to our indebtedness. The additional indebtedness is payable in cash at maturity, with the senior secured notes subject to an acceleration clause based on our financial performance. Offsetting the additional indebtedness were required loan payments, totaling $3.0 million, made under our term loan facility and other existing loans.

We rely mainly on internally generated funds and, to the extent necessary, borrowings under the U.S. revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily from debt service, working capital needs and capital expenditure requirements.

Our current credit facilities include the senior secured credit facility (expiring on April 30, 2004), consisting of the term loan facility of $64.4 million, the revolving credit facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $10.3 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of March 31, 2003, $9.5 million of our $64.4 million term loan facility is payable in the next 12 months, with the balance payable as described below. In addition we had outstanding borrowings of $8.4 million under the revolving credit facility and outstanding borrowings of $5.9 million under our foreign working capital lines. We have classified $7.1 million of the revolving credit facility as short-term debt based on our anticipated ability to repay the debt in the next 12 months. The remaining $1.3 million is classified as long-term debt. The net availability, after deduction for open letters of credit and allowing for borrowing base limitations, was $12.3 million at March 31, 2003. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by us; therefore, our financial condition is and will continue to be affected by changes in the prevailing interest rates.

The effective interest rate under these credit facilities for the three months ended March 31, 2003 was 6.6%.

Pursuant to the term loan facility, we are required to make principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($14.9 million of which was outstanding at March 31, 2003), of $1.6 million and $13.3 million in the remainder of 2003 and 2004, respectively, with a final maturity date of April 30, 2004 and (ii) the $65.0 million Tranche B Term Loan Facility ($49.4 million of which was outstanding at March 31, 2003), of $5.5 million and $43.9 million in the remainder of 2003 and 2004, respectively, with a final maturity date of April 30, 2004. In addition, under the terms of the senior secured credit facility, we are required to make mandatory prepayments from proceeds of the sale of assets and an additional payment in 2003 and 2004 if our operating performance for 2002 and 2003 exceeds certain targets. In the three months ended March 31, 2003, we made an additional payment of $0.5 million related to our 2002 operating performance.

In addition to payments on our term loan facility, we are required to make principal payments totaling $0.4 million in the next 12 months pursuant to our other U.S. and foreign debt agreements.

We have incurred substantial indebtedness in connection with a series of leveraged transactions and subsequently completed a debt restructuring in November 2001. As a result, debt service obligations represent significant liquidity constraints for us. We were in compliance with all covenants related to all debt agreements at March 31, 2003.

Telex will incur a pension expense of approximately $0.2 million in 2003 primarily due to amortization of actuarial losses resulting from lower than expected investment returns on pension plan assets in recent years. Telex was not required to make an employer contribution to its pension plan in 2002 for the 2001 plan year. We will be making employer contributions to the pension plan of approximately $2.1 million in the next 12 months for the 2002 and 2003 plan years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign exchange and interest rates. We have entered into various financial instruments to manage this risk. The counterparties to these transactions are major financial institutions. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During the three months ended March 31, 2003, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the condensed consolidated statements of operations.

At March 31, 2003, we had outstanding forward exchange contracts with a notional amount of $7.6 million and a weighted remaining maturity of 49 days.

At March 31, 2003, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10 percent fluctuation in exchange rates for these currencies would change the fair value by approximately $0.8 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be about offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our future earnings and cash flows, assuming other factors are held constant.

At March 31, 2003, we had fixed rate debt of $57.5 million, step-up, pay-in-kind interest debt of $42.5 million (redemption value of $43.3 million at March 31, 2003), and an interest-free loan of $1.0 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one-percentage point decrease in interest rates would increase the unrealized fair market value of these debts by approximately $2.4 million.

At March 31, 2003, we had floating rate debt of $78.7 million. The earnings and cash flow impact for the next twelve months resulting from a one-percentage point increase in interest rates on this debt would be approximately $0.8 million, holding all other variables constant.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Report on Form 10-Q (the "Evaluation Date"), an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of Telex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, our management, including the CEO and CFO, concluded that (i) our disclosure controls and procedures were effective as of the Evaluation Date to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that (ii) the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect Telex's disclosure controls and procedures subsequent to the Evaluation Date nor were any significant deficiencies or material weaknesses in Telex's internal controls found.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.5 Employment Agreement, dated as of January 5, 2003, between the Company and Mathias Stieler von Heydekampf (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 28, 2003, SEC No. 333-27341).

         99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         None.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                    TELEX COMMUNICATIONS, INC.

Dated: April 30, 2003               By: /s/ Ned C. Jackson
      ------------------               ----------------------------------------
                                       Ned C. Jackson
                                       President and Chief Executive Officer


                                    TELEX COMMUNICATIONS, INC.

Dated:   April 30, 2003             By: /s/ Gregory W. Richter
      ------------------               ----------------------------------------
                                       Gregory W. Richter
                                       Vice President and Chief Financial
                                       Officer

                                 Certification

I, Ned C. Jackson, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Telex Communications, Inc.;

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


Date: April 30, 2003

                                    By: /s/ Ned C. Jackson
                                       ----------------------------------------
                                       Ned C. Jackson
                                       President and Chief Executive Officer

                                 Certification

I, Gregory W. Richter, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Telex Communications, Inc.;

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


Date: April 30, 2003

                                    By: /s/ Gregory W. Richter
                                       ----------------------------------------
                                       Gregory W. Richter
                                       Vice President and Chief Financial
                                       Officer

                           TELEX COMMUNICATIONS, INC.
                                   FORM 10-Q

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT

  10.5          Employment Agreement, dated as of January 5, 2003, between the
                Company and Mathias Stieler von Heydekampf (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 28, 2003, SEC No. 333-27341).

  99.1          Certification of Chief Executive Officer and Chief Financial
                Officer Pursuant To 18 U.S.C. Section 1350, As Adopted
                Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.