Form 10-Q
period 2003-06-30
TELEX COMMUNICATIONS INC /DE/
filed 2003-08-01
CIK 1038185

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period
          ended June 30, 2003              Commission File No. 333-27341

                           TELEX COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                              38-1853300
           --------                                              ----------
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
                                                         YES   X     NO
                                                            -------    ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                         YES          NO   X
                                                           --------    ---------


AS OF JULY 31, 2003, TELEX COMMUNICATIONS, INC. HAD OUTSTANDING 4,987,127 SHARES OF COMMON STOCK, $0.01 PAR VALUE.


                        THIS DOCUMENT CONTAINS 23 PAGES.

================================================================================

                        PART I. --- FINANCIAL INFORMATION

                                                                                                           Page(s)
Item 1.  Financial Statements
Included herein is the following unaudited financial information:
Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002                            3
Condensed Consolidated Statements of Operations for the three and six month periods ended
June 30, 2003 and 2002                                                                                     4
Condensed Consolidated Statements of Cash Flows for the six month periods ended
June 30, 2003 and 2002                                                                                     5
Notes to Condensed Consolidated Financial Statements                                                       6-10
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             11-18
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        19
Item 4.  Controls and Procedures                                                                           20

                         PART II. --- OTHER INFORMATION

                                                                                                           Page(s)
Item 6. Exhibits and Reports on Form 8-K                                                                   21
Signatures                                                                                                 22
Exhibit Index                                                                                              23

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                      June 30,                     December 31,
                                                                                       2003                            2002
                                                                                    -----------                    ------------
                                                                                    (UNAUDITED)                     (SEE NOTE)
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                      $   3,346                     $      3,374
      Accounts receivable, net                                                          49,766                           44,644
      Inventories                                                                       50,613                           47,686
      Other current assets                                                               7,438                            4,710
                                                                                     ---------                     ------------
           Total current assets                                                        111,163                          100,414

Property, plant and equipment, net                                                      28,918                           28,995
Deferred financing costs, net                                                            1,860                            2,659
Goodwill                                                                                23,313                           23,154
Other assets                                                                             2,689                            2,656
                                                                                     ---------                     ------------
                                                                                     $ 167,943                     $    157,878
                                                                                     =========                     ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Revolving lines of credit                                                      $  21,258                     $      3,916
      Current maturities of long-term debt                                              61,668                           17,275
      Accounts payable                                                                  13,844                           10,954
      Accrued wages and benefits                                                        10,017                            9,562
      Other accrued liabilities                                                          9,904                            7,896
      Income taxes payable                                                               6,407                            7,960
                                                                                     ---------                     ------------
           Total current liabilities                                                   123,098                           57,563

Long-term debt                                                                         105,790                          154,630
Other long-term liabilities                                                             15,550                           13,693
                                                                                     ---------                     ------------
           Total liabilities                                                           244,438                          225,886
                                                                                     ---------                     ------------

Shareholders' deficit:
      Common stock and capital in excess of par                                         80,180                           80,180
      Accumulated other comprehensive loss                                              (9,800)                          (7,029)
      Accumulated deficit                                                             (146,875)                        (141,159)
                                                                                     ---------                     ------------
           Total shareholders' deficit                                                 (76,495)                         (68,008)
                                                                                     ---------                     ------------
                                                                                     $ 167,943                     $    157,878
                                                                                     =========                     ============

            See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the Company's audited financial statements at that date.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (UNAUDITED)


                                                                       Three months ended                  Six months ended
                                                                   ----------------------------      ----------------------------
                                                                    June 30,         June 30,          June 30,        June 30,
                                                                      2003             2002              2003            2002
                                                                   -----------      -----------      -----------      -----------

Net sales                                                          $    68,836      $    68,029      $   129,711      $   135,928
Cost of sales                                                           40,243           39,078           75,706           79,770
                                                                   -----------      -----------      -----------      -----------
                  Gross profit                                          28,593           28,951           54,005           56,158
                                                                   -----------      -----------      -----------      -----------
Operating expenses:
     Engineering                                                         3,597            3,082            7,177            6,009
     Selling, general and administrative                                19,984           18,337           38,586           35,872
     Corporate charges                                                    --                154             --                541
     Amortization of other intangibles                                       3               30               15               60
     Pension curtailment gain                                           (2,414)            --             (2,414)            --
                                                                   -----------      -----------      -----------      -----------
                                                                        21,170           21,603           43,364           42,482
                                                                   -----------      -----------      -----------      -----------
                  Operating profit                                       7,423            7,348           10,641           13,676
Interest expense                                                         7,363            6,382           14,404           12,532
Other (income) expense, net                                               (113)             124             (196)          (1,049)
                                                                   -----------      -----------      -----------      -----------
Income (loss) before income taxes                                          173              842           (3,567)           2,193
Provision for income taxes                                               1,168            1,053            2,149            1,880
                                                                   -----------      -----------      -----------      -----------
(Loss) income before cumulative effect of change in accounting            (995)            (211)          (5,716)             313
Cumulative effect of change in accounting                                 --               --               --            (29,863)
                                                                   -----------      -----------      -----------      -----------
                  Net loss                                         $      (995)     $      (211)     $    (5,716)     $   (29,550)
                                                                   ===========      ===========      ===========      ===========

Basic (loss) income per common share
(Loss) income before cumulative effect of change in accounting     $     (0.20)     $     (0.05)     $     (1.15)     $      0.15
Cumulative effect of change in accounting                                 --               --               --             (14.26)
                                                                   -----------      -----------      -----------      -----------

Net loss                                                           $     (0.20)     $     (0.05)     $     (1.15)     $    (14.11)
                                                                   ===========      ===========      ===========      ===========

Diluted income (loss) per common share
Income (loss) before cumulative effect of change in accounting     $     (0.20)     $     (0.05)     $     (1.15)     $      0.06
Cumulative effect of change in accounting                                 --               --               --              (5.99)
                                                                   -----------      -----------      -----------      -----------

Net loss                                                           $     (0.20)     $     (0.05)     $     (1.15)     $     (5.93)
                                                                   ===========      ===========      ===========      ===========

Weighted average shares outstanding
     Basic                                                           4,987,127        4,165,092        4,987,127        2,094,106
                                                                   ===========      ===========      ===========      ===========

     Diluted                                                         4,987,127        4,165,092        4,987,127        4,987,127
                                                                   ===========      ===========      ===========      ===========

            See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                  Six months ended
                                                                               -----------------------
                                                                               June 30,      June 30,
                                                                                 2003          2002
                                                                               ---------     ---------
Operating activities:
      Net loss                                                                 $ (5,716)     $(29,550)
      Adjustments to reconcile net loss to cash flows from operations:
           Depreciation and amortization                                          3,201         3,492
           Amortization of finance charges and pay-in-kind interest charge       11,261         8,941
           Gain on disposition of assets                                            (98)       (1,001)
           Cumulative effect of change in accounting                               --          29,863
           Pension curtailment gain                                              (2,414)         --
           Change in operating assets and liabilities                            (7,210)      (10,305)
           Change in long-term liabilities                                           50         1,026
           Other, net                                                               505           371
                                                                               --------      --------
      Net cash (used in) provided by  operating activities                         (421)        2,837
                                                                               --------      --------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                 (2,574)       (1,946)
      Proceeds from disposition of assets                                           792         2,197
      Other                                                                         111           110
                                                                               --------      --------
      Net cash (used in) provided by investing activities                        (1,671)          361
                                                                               --------      --------

FINANCING ACTIVITIES:
      Borrowings under revolving lines of credit, net                             8,155         1,288
      Repayment of long-term debt                                                (6,217)       (5,432)
      Payments of deferred financing costs                                         --            (242)
                                                                               --------      --------
      Net cash provided by (used in) financing activities                         1,938        (4,386)
                                                                               --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                        126           141
                                                                               --------      --------

CASH AND CASH EQUIVALENTS:
      Net decrease                                                                  (28)       (1,047)
      Balance at beginning of period                                              3,374         3,026
                                                                               --------      --------
      Balance at end of period                                                 $  3,346      $  1,979
                                                                               ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
         Interest                                                              $  2,945      $  3,552
                                                                               ========      ========
         Income taxes                                                          $  4,084      $  1,918
                                                                               ========      ========


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

2.   Inventories

     Inventories consist of the following (in thousands):

                            June 30,  December 31,
                              2003       2002
                            -------   ------------
      Raw materials         $19,795      $19,224
      Work in process         8,150        6,840
      Finished products      22,668       21,622
                            -------      -------
                            $50,613      $47,686
                            =======      =======


3.   Goodwill

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
     142). The Company completed an initial impairment review of goodwill in the fourth quarter of 2002. The review resulted in an impairment loss of $29.9 million related to the Professional Audio (formerly known as Professional Sound and Entertainment) business segment that has been accounted for as a cumulative effect of change in accounting in accordance with SFAS 142 and is reflected in the results of operations for the six months ended June 30, 2002. The Company has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates.

     The following table presents the changes in carrying value of goodwill by business segment as of June 30, 2003 (in thousands):


                                                                                     Audio and Wireless
                                                          Professional Audio             Technology               Total
                                                          ------------------         -------------------        ---------

Balance as of December 31, 2002                                  $ 17,064                  $ 6,090               $ 23,154
Foreign currency translation                                          159                        -                    159
                                                                 ---------                 --------              --------
Balance as of June 30, 2003                                      $ 17,223                  $ 6,090               $ 23,313
                                                                 =========                 ========              ========

4.   Debt

     Long-term debt consists of the following (in thousands):


                                                                June 30,     December 31,
                                                                  2003           2002
                                                                --------      -----------

Senior Secured Credit Facility (Revolving Credit Facility)     $    --        $   8,563
Senior Secured Credit Facility (Term Loan Facility):
   Term Loan A                                                    14,211         15,606
   Term Loan B                                                    47,037         51,655
Tranche A Senior Secured Notes                                    31,332         27,692
Tranche B Senior Secured Notes                                    13,922         12,268
Senior Subordinated Discount Notes                                57,881         52,981
Senior Subordinated Notes                                            550            550
Other debt                                                         2,525          2,590
                                                               ---------      ---------

                                                                 167,458        171,905
Less - current portion                                           (61,668)       (17,275)
                                                               ---------      ---------

              Total long-term debt                             $ 105,790      $ 154,630
                                                               =========      =========




5.   Income Taxes

     The Company recorded an income tax provision of $1.2 million and $2.1 million on pre-tax income of $1.7 million and pre-tax loss of $2.0 million for the three months and six months ended June 30, 2003, respectively. The income tax provision for the six months ended June 30, 2003 is comprised of a U.S. Federal and state income tax benefit of $1.4 million, offset by a tax valuation allowance adjustment of $1.4 million, and an income tax provision of $2.1 million attributed to income of certain foreign subsidiaries. The income tax provision for the six months ended June 30, 2002 is comprised of a U.S. Federal and state income tax benefit of $0.5 million, offset by a tax valuation allowance adjustment of $0.5 million, and an income tax provision of $1.9 million attributed to income of certain foreign subsidiaries.

     The Company has a deferred tax asset of $14.7 million offset by a tax valuation allowance of $14.6 million at June 30, 2003 due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate sufficient taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

6.   Earnings Per Share Data

     Effective April 16, 2002, the Company converted all of its outstanding Series A Preferred Stock and Series B Preferred Stock, totaling 4,987,017 shares, into an equal number of shares of its Common Stock. The conversion of the Preferred Stock was at the election of the Company with each share or fractional share of the Series A and Series B Preferred Stock convertible into one share or equivalent fractional share of Common Stock. Information presented for the three and six months ended June 30, 2002 includes the effect of the conversion on a diluted basis.

7.   Related-Party Transactions

     The Company recorded a charge to operations of $0.2 million and $0.5 million for the three months and six months ended June 30, 2002, respectively, for management services provided by Greenwich Street Capital Partners, L.P., a related party. The services included, but were not limited to, developing and implementing corporate and business strategy and providing other consulting and advisory services. The agreement expired in May 2002.

     The Company is accruing interest, at the rate of 2 percent per month, on the outstanding management services fee balance. Under the terms of the Senior Secured Credit Facility, the Company is prohibited from making any payment, in cash or other property, of the management services fee and the accrued interest on the unpaid balance until repayment in full of the loans outstanding under the Senior Secured Credit Facility. The Company had a balance payable, inclusive of interest, of $2.7 million at June 30, 2003 that is included on the condensed consolidated balance sheet as a component of other long-term liabilities.

     In 2000, the Company relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which the Company has a 50% interest. The Company contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. The Company's allocable share of the LLC income is included as a component of other income in the condensed consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At June 30, 2003, the remaining balance on the mortgage was $6.7 million. The annual lease payments to the LLC are $1.1 million for years one to five and $1.2 million for years six to ten. The Company may renew the lease at the end of the initial lease term for three renewal terms of five years each. The lease has been classified as an operating lease and the Company records the lease payments as rent expense. The Company's exposure to loss associated with the LLC is its investment in the LLC which totaled $0.8 million at June 30, 2003. The investment in the LLC is included in the condensed consolidated balance sheet as a component of other assets.

     Telex has reviewed FASB Interpretation No. 46, "Consolidation of Variable Interest Entitites, an interpretation of ARB No. 51" (FIN 46), pertaining to the consolidation of variable interest entities and has determined that no changes are required to the consolidation procedures currently followed by the Company.

8.   Comprehensive Loss

     Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net income or loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive loss is as follows (in thousands):

                                                        Three months ended June 30,               Six months ended June 30,
                                                   --------------------------------------   --------------------------------------
                                                         2003                 2002                2003                 2002
                                                   -----------------    -----------------   -----------------    -----------------

Net loss                                                   $   (995)             $ (211)            $ (5,716)           $ (29,550)
Other comprehensive income:
   Foreign currency translation adjustment                    1,753                3,485               2,307                3,031
   Minimum pension liability                                 (5,078)                   -              (5,078)                   -
                                                   -----------------    -----------------   -----------------    -----------------
Comprehensive (loss) income                                $ (4,320)             $ 3,274            $ (8,487)           $ (26,519)
                                                   =================    =================   =================    =================


     The components of accumulated other comprehensive loss are as follows (in thousands):


                                                                June 30,       December 31,
                                                                  2003            2002
                                                                  ----            ----

Foreign currency translation                                      $ 1,024         $ 3,331
Minimum pension liability                                           8,776           3,698
                                                               -----------    ------------
                                                                  $ 9,800         $ 7,029
                                                               ===========    ============


9.   Pension Curtailment Gain

     In the three month period ended June 30, 2003, the Company amended its US defined benefit pension plan, eliminating the earning of pay credits after June 30, 2003 and closing the plan to new participants effective June 30, 2003. The amendments to the pension plan resulted in recognition of a $2.4 million curtailment gain associated with the recognition of previously unrecognized prior service costs in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

     In conjunction with the curtailment, the Company remeasured the pension plan's assets and liabilities as of June 30, 2003. The Company recorded an additional minimum pension liability of $5.1 million as a result of the remeasurement.

10.  Segment Information

     The Company has two business segments: Professional Audio (formerly known as Professional Sound and Entertainment) and Audio and Wireless Technology.

     Professional Audio
     Professional Audio consists of five product lines within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) broadcast communication products, including advanced digital matrix intercoms, used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

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

     The following tables provide information by business segment for the three month and six month periods ended June 30, 2003 and 2002 (in thousands):


                                      Three months ended           Six months ended
                                    ----------------------      ----------------------
                                    June 30,      June 30,      June 30,     June 30,
                                      2003          2002          2003         2002
                                    --------     ---------      --------     ---------
Net sales
  Professional Audio                $ 53,369     $  53,098      $100,486     $ 101,862
  Audio and Wireless Technology       15,467        14,931        29,225        34,066
                                    --------     ---------      --------     ---------
                                    $ 68,836     $  68,029      $129,711     $ 135,928
                                    ========     =========      ========     =========

Operating profit (loss)
  Professional Audio                $  5,909     $   4,810      $  8,735     $   8,105
  Audio and Wireless Technology          182         2,906         1,356         6,689
  Corporate                            1,332          (368)          550        (1,118)
                                    --------     ---------      --------     ---------
                                    $  7,423     $   7,348      $ 10,641     $  13,676
                                    ========     =========      ========     =========

Depreciation expense
  Professional Audio                $  1,326     $   1,357      $  2,631     $   2,731
  Audio and Wireless Technology          182            80           230           191
  Corporate                              174           234           325           510
                                    --------     ---------      --------     ---------
                                    $  1,682     $   1,671      $  3,186     $   3,432
                                    ========     =========      ========     =========

Capital expenditures
  Professional Audio                $    655     $     934      $  1,199     $   1,555
  Audio and Wireless Technology           71           107           224           208
  Corporate                              566           162         1,151           183
                                    --------     ---------      --------     ---------
                                    $  1,292     $   1,203      $  2,574     $   1,946
                                    ========     =========      ========     =========

Total assets
  Professional Audio                                            $123,964     $ 113,570
  Audio and Wireless Technology                                   37,230        35,480
  Corporate                                                        6,749        18,615
                                                                --------     ---------
                                                                $167,943     $ 167,665
                                                                ========     =========


Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs, corporate charges, amortization of other intangibles and restructuring charges. Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as deferred financing costs.

The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                            Three months ended          Six months ended
                          -----------------------    ---------------------
                            June 30,    June 30,     June 30,     June 30,
                              2003        2002         2003         2002
-----------------------------------     ---------    --------     --------
United States               $35,234     $ 34,104     $ 66,056     $ 72,222
Europe                       19,436       17,916       37,401       33,634
Asia                          8,021       10,768       15,448       21,099
Other foreign countries       6,145        5,241       10,806        8,973
                            -------     --------     --------     --------
                            $68,836     $ 68,029     $129,711     $135,928
                            =======     ========     ========     ========

It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

Long-lived assets of the Company's U.S. and International operations were as follows (in thousands):

                        June 30, 2003   December 31, 2002
                        -------------   -----------------

United States             $ 45,464          $ 46,505
International               11,316            10,959
                          --------          --------
                          $ 56,780          $ 57,464
                          ========          ========

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

Telex has two business segments: Professional Audio (formerly known as Professional Sound and Entertainment) and Audio and Wireless Technology. Professional Audio consists of five product lines within the overall professional audio market, including: (i) permanently installed sound systems;
(ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) broadcast communication products, including advanced digital matrix intercoms used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding certain items in our condensed consolidated statements of operations, in thousands:

                                                       Three months ended                     Six months ended
                                              ----------------------------------   -------------------------------------
                                               June 30,       June 30,       %      June 30,        June 30,        %
                                                 2003           2002      Change      2003            2002       Change
                                              -----------------------     ------   -------------------------     -------
Net sales:
     Professional Audio                       $ 53,369       $ 53,098      0.5%    $ 100,486       $ 101,862       -1.4%
     Audio and Wireless Technology              15,467         14,931      3.6%       29,225          34,066      -14.2%
                                              --------       --------     ----     ---------       ---------      -----

     Total net sales                            68,836         68,029      1.2%      129,711         135,928       -4.6%
                                              --------       --------     ----     ---------       ---------      -----


Total gross profit                              28,593         28,951                 54,005          56,158
         % of sales                               41.5%          42.6%                  41.6%           41.3%

Operating profit                                 7,423          7,348                 10,641          13,676

(Loss) income before cumulative effect of
change in accounting                              (995)          (211)                (5,716)            313

Cumulative effect of change in accounting         --             --                     --           (29,863)

                                              --------       --------              ---------       ---------
Net loss                                      $   (995)      $   (211)             $  (5,716)      $ (29,550)
                                              ========       ========              =========       =========





THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002

Net sales. Net sales increased $0.8 million, or 1.2%, from $68.0 million for the three months ended June 30, 2002 to $68.8 million for the three months ended June 30, 2003. Our net sales strengthened in the second quarter of 2003 compared to the second quarter of 2002 as the U.S. professional audio marketplace experienced higher spending and increased concert tour activity. We also experienced higher military and federal government sales activity. Net sales decreased $6.2 million, or 4.6%, from $135.9 million for the six months ended June 30, 2002 to $129.7 million for the six months ended June 30, 2003. Net sales in the Professional Audio segment decreased slightly for the six month comparative periods due to lower electronics and microphone product sales while sales in the Audio and Wireless Technology segment declined significantly due to the discontinuance of sales of computer audio products, which we exited in the second quarter of 2003, and hearing instrument products, which we exited in the first quarter of 2002, and continued sluggishness in the telecommunications and education markets. Our net sales, excluding the impact of discontinued products, increased approximately 1.5% for the three months ended June 30, 2003 and decreased approximately 3.2% for the six months ended June 30, 2003.

Net sales in the Professional Audio segment increased $0.3 million, or 0.5%, from $53.1 million for the three months ended June 30, 2002 to $53.4 million for the three months ended June 30, 2003. We generated increased U.S. net sales as the professional audio marketplace rebounded from a slow economic cycle in the first quarter of 2003. Increased capital spending and more concert tour activity in the second quarter of 2003 have resulted in higher net sales. Net sales decreased $1.4 million, or 1.4%, from $101.9 million for the six months ended June 30, 2002 to $100.5 million for the six months ended June 30, 2003. Lower sales of our electronics and microphone product lines were substantially offset by higher speaker product sales.

Net sales in the Audio and Wireless Technology segment increased $0.5 million, or 3.6%, from $14.9 million for the three months ended June 30, 2002 to $15.4 million for the three months ended June 30, 2003. The increase was primarily due to the strength of our Talking Book player sales to the Library of Congress. Net sales decreased $4.9 million, or 14.2%, from $34.1 million for the six months ended June 30, 2002 to $29.2 million for the six months ended June 30, 2003. Net sales, excluding sales of computer audio products in both periods and discontinued hearing instruments products in the six months ended June 30, 2002, decreased approximately 9%. The decline in net sales is attributed primarily to lower sales of products to the telecommunications and education markets, in large part due to the continued sluggishness of the economy and to state and local government budget issues.

Gross profit. Gross profit decreased $0.4 million, or 1.2%, from $29.0 million for the three months ended June 30, 2002 to $28.6 million for the three months ended June 30, 2003. Gross profit decreased $2.1 million, or 3.8%, from $56.1 million for the six months ended June 30, 2003 to $54.0 million for the six months ended June 30, 2003. Included in the three month period ended June 30, 2003 are impairment charges for inventories and fixed assets, totaling $1.4 million, associated with exiting the computer audio product line. Excluding these charges, as a percentage of net sales, the gross margin rate increased to 43.9% for the three months ended June 30, 2003 compared to 42.6% for the three months ended June 30, 2002, and increased to 42.9% for the six months ended June 30, 2003 from 41.3% for the six months ended June 30, 2002. The increase in the gross margin rate for 2003 from the corresponding periods in 2002 is attributed primarily to improved manufacturing efficiencies and lower operating costs resulting from restructuring measures implemented in 2001 and 2002.

The gross margin rate for the Professional Audio segment increased from 41.5% for the three months ended June 30, 2002 to 44.7% for the three months ended June 30, 2003. The gross margin rate increased from 40.2% for the six months ended June 30, 2002 to 43.6% for the six months ended June 30, 2003. The increase in the gross margin rate for 2003 from the corresponding periods in 2002 is attributed primarily to improved manufacturing efficiencies as a result of benefits of restructuring measures implemented in 2001 and 2002 and to increased sales of high-margin products.

The gross margin rate for the Audio and Wireless Technology segment decreased from 46.4% for the three months ended June 30, 2002 to 30.5% for the three months ended June 30, 2003. The gross margin rate decreased from 44.6% for the six months ended June 30, 2002 to 35.0% for the six months ended June 30, 2003. The gross margin rate, excluding the impairment charges, was 41.1% and 40.6% for the three month and six month periods ended June 30, 2003, respectively. The decrease in the gross margin rate for 2003 from the corresponding periods in 2002 is attributed primarily to lower sales of high-margin products and to manufacturing inefficiencies.

Engineering. Engineering expenses increased $0.5 million, or 16.7%, from $3.1 million for the three months ended June 30, 2002 to $3.6 million for the three months ended June 30, 2003. Engineering expenses increased $1.2 million, or 19.4%, from $6.0 million for the six months ended June 30, 2002 to $7.2 million for the six months ended June 30, 2003. The increase in spending for the three and six month periods in 2003 from the corresponding periods in 2002 is attributed primarily to spending associated with new product development in the Professional Audio segment.

Selling, general and administrative. Selling, general and administrative expenses increased $1.6 million, or 9.0%, from $18.4 million for the three months ended June 30, 2002 to $20.0 million for the three months ended June 30, 2003. Selling, general and administrative expenses increased $2.7 million, or 7.6%, from $35.9 million for the six months ended June 30, 2002 to $38.6 million for the six months ended June 30, 2003. Included in the three months ended June 30, 2003 is a charge of $0.1 million for a reserve for bad debts that may be uncollectable as we exit the computer audio product line. Excluding this charge, the increase in expenses in 2003 is attributed mainly to recording an accrual for legal settlements in the second quarter, higher international selling and marketing costs offset by lower general and administrative expenses. International selling, general and administrative expenses increased in the 2003 periods compared to the corresponding 2002 periods mainly from strengthening foreign currencies compared to the U.S. dollar. We implemented cost controls as a result of the slowdown in sales in the first three months of 2003 and the expenses, as a percentage of net sales, have declined in the three months ended June 30, 2003 compared to the three months ended March 31, 2003. We expect these expenses will continue to decline slightly in future periods.

Corporate charges. There were no corporate charges in the three month and six month periods ended June 30, 2003. Corporate charges of $0.1 million and $0.5 million were recorded for the three month and six month periods ended June 30, 2002, respectively. The charges represent fees incurred for consulting and management services provided by Greenwich Street Capital Partners, Inc. under a consulting and management services agreement. This agreement expired in May 2002.

Amortization of other intangibles. We recorded amortization expense related to identifiable intangible assets having definite lives of approximately $3,000 and $30,000 for the three months ended June 30, 2003 and 2002, respectively and $15,000 and $60,000 for the six months ended June 30, 2003 and 2002, respectively.

Pension curtailment gain. We recorded a pension curtailment gain of $2.4 million in the three months ended June 30, 2003 resulting from our decision to freeze future pension plan benefits effective June 30, 2003. This decision by Telex resulted in recognition of previously unrecognized prior service costs in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88).

Interest expense. Interest expense increased from $6.4 million for the three months ended June 30, 2002 to $7.4 million for the three months ended June 30, 2003. Included in interest expense is $5.3 million and $4.1 million of pay-in-kind interest expense for the three months ended June 30, 2003 and 2002, respectively. Our interest expense increased from $12.5 million for the six months ended June 30, 2002 to $14.4 million for the six months ended June 30, 2003. Included in interest expense is $10.2 million and $7.9 million of pay-in-kind interest expense for the six months ended June 30, 2003 and 2002, respectively. Interest expense increased primarily because of the higher pay-in-kind interest expense that offset the benefits of lower average outstanding indebtedness and lower average interest rates on non pay-in-kind debt.

Other income. Other income of $0.1 million for the three months ended June 30, 2003 is principally from the gain on the sale of an idle facility. Other expense of $0.1 million for the three months ended June 30, 2002 is principally from foreign currency losses offset by the profit from the sale of production assets related to shutdown of certain manufacturing facilities. For the six months ended June 30, 2003 other income of $0.2 million is principally from the gain on sale of production assets related to shutdown of certain manufacturing facilities and from amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the sale of hearing instrument product lines. Other income of $1.0 million for the six months ended June 30, 2002 is principally from the sale of $2.1 million of assets related to the hearing instrument product lines.

Income taxes. Our effective tax rate for the three month and six month periods ended June 30, 2003 and 2002, respectively, is not meaningful because a tax benefit has not been recorded on the pretax loss in the United States. The tax provision recorded relates only to the countries in which we are profitable. Income tax expense increased in 2003 compared to 2002, as foreign subsidiary taxable income in higher tax-rate countries has increased.

As of June 30, 2003, we have a reserve of $4.3 million included in income taxes payable for tax liability, penalties, and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. We have agreed with the Internal Revenue Service on the final amount of the tax liability to be paid and have been making monthly payments.

At June 30, 2003, we have $16.6 million of net operating loss tax benefit carryforwards. The U.S. net operating loss tax benefit carryforward is $13.5 million, of which $0.5 million expires in 2021, $9.0 million expires in 2022 and $4.0 million expires in 2023. We have established a net deferred tax valuation allowance of $14.6 million due to the uncertainty of the realization of future tax benefits. This amount relates primarily to the U.S. deferred tax assets as our realization of the future tax benefits related to the deferred tax asset is dependent on our ability to generate taxable income within the net operating loss carryforward period. We have considered this factor in reaching our conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

Cumulative effect of a change in accounting. We recorded a charge of $29.9 million in 2002 related to the impairment of goodwill related to our Professional Audio business segment in accordance with the guidance in SFAS 142.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had cash and cash equivalents of $3.3 million compared to $3.4 million at December 31, 2002.

Our principal source of funds for the six months ended June 30, 2003 consisted of $1.9 million of net cash provided by financing activities. Our principal uses of funds were for operating activities of $0.4 million and $1.7 million for capital expenditures. Our principal source of funds for the six months ended June 30, 2002 was $2.8 million of cash provided by operating activities and $2.2 million generated from the sale of assets from a discontinued product line. Our principal uses of funds for the six months ended June 30, 2002 were for debt retirement of $4.1 million, net of borrowings, and $1.9 million for capital expenditures.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes, update information systems and improve efficiency. We anticipate our capital expenditures for 2003 will be approximately $7.0 million. Our ability to make capital expenditures is subject to certain restrictions under our senior secured credit facility, our senior secured notes, and our senior subordinated discount notes.

Telex's accounts receivable of $49.8 million as of June 30, 2003 increased $5.2 million from $44.6 million at December 31, 2002. The increase is primarily a result of higher receivables at our U.S. and German operations resulting from higher sales activity in the second quarter of 2003.

Our inventories of $50.6 million as of June 30, 2003 increased $2.9 million from $47.7 million at December 31, 2002. Excluding the impact of foreign currencies exchange rate movements, our inventories increased $1.2 million from December 31, 2002. We are working to reduce our investment in inventories and expect inventory levels to decline in the future.

Our consolidated indebtedness increased $12.9 million from $175.8 million at December 31, 2002 to $188.7 million at June 30, 2003. The increase is attributed mainly to our senior secured notes and the senior subordinated discount notes for which interest expense accrues as additional indebtedness, and to increases in borrowings under our revolving credit facilities. The senior secured notes accreted by $5.3 million and the senior subordinated discount notes accreted by $4.9 million, adding $10.2 million to our indebtedness since December 31, 2002. The additional indebtedness is payable in cash at maturity, with the senior secured notes subject to an acceleration clause based on our financial performance. Offsetting the additional indebtedness were required loan payments, totaling $6.2 million, made under our term loan facility and other existing loans.

We rely mainly on internally generated funds and, to the extent necessary, borrowings under the U.S. revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily from debt service, working capital needs and capital expenditure requirements.

Our current credit facilities include the senior secured credit facility (expiring on April 30, 2004), consisting of the term loan facility of $61.2 million, the revolving credit facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $10.8 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of June 30, 2003 all of our $61.2 million term loan facility is payable within the next 12 months. In addition we had outstanding borrowings of $14.2 million under the revolving credit facility and outstanding borrowings of $7.1 million under our foreign working capital lines. The net availability under the revolving credit facilities, after deduction for open letters of credit and allowing for borrowing base limitations, was $6.8 million at June 30, 2003. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by us; therefore, our financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities for the six months ended June 30, 2003 was 6.8%.

Pursuant to the term loan facility, we are required to make principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($14.2 million of which was outstanding at June 30, 2003), of $1.1 million and $13.1 million in the remainder of 2003 and 2004, respectively, with a final maturity date of April 30, 2004 and (ii) the $65.0 million Tranche B Term Loan Facility ($47.0 million of which was outstanding at June 30, 2003), of $3.6 million and $43.4 million in the remainder of 2003 and 2004, respectively, with a final maturity date of April 30, 2004. In addition, under the terms of the senior secured credit facility, we are required to make mandatory prepayments from proceeds of the sale of assets and an additional payment in 2003 and 2004 if our operating performance for 2002 and 2003 exceeds certain targets. In the six months ended June 30, 2003, we made an additional payment of $0.5 million related to our 2002 operating performance.

In addition to payments on our term loan facility, we are required to make principal payments totaling $0.4 million in the next 12 months pursuant to our other U.S. and foreign debt agreements.

We have incurred substantial indebtedness in connection with a series of leveraged transactions and subsequently completed a debt restructuring in November 2001. As a result, debt service obligations represent significant liquidity constraints for us. We were in compliance with all covenants related to all debt agreements at June 30, 2003.

As stated previously, our term loan facility, totaling $61.2 million, is payable within the next 12 months. Management is currently assessing various financing alternatives to repay this debt and expects to have new financing in place by the end of 2003.

Telex will record a normal pension income of approximately $0.1 million in 2003 primarily due to the benefit of the freezing of future plan benefits. Telex was not required to make an employer contribution to its pension plan in 2002 for the 2001 plan year. We will be making employer contributions to the pension plan of approximately $2.2 million in the next 12 months for the 2002 and 2003 plan years.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During the six months ended June 30, 2003, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the condensed consolidated statements of operations.

At June 30, 2003, we had outstanding forward exchange contracts with a notional amount of $5.8 million and a weighted remaining maturity of 84 days.

At June 30, 2003, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10 percent fluctuation in exchange rates for these currencies would change the fair value by approximately $0.6 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be about offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our future earnings and cash flows, assuming other factors are held constant.

At June 30, 2003, we had fixed rate debt of $59.7 million, step-up, pay-in-kind interest debt of $45.3 million (redemption value of $45.9 million at June 30, 2003), and an interest-free loan of $1.0 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one-percentage point decrease in interest rates would increase the unrealized fair market value of these debts by approximately $2.3 million.

At June 30, 2003, we had floating rate debt of $82.5 million. The earnings and cash flow impact for the next twelve months resulting from a one-percentage point increase in interest rates on this debt would be approximately $0.8 million, holding all other variables constant.

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Telex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of June 30, 2003. Based on that evaluation, our management, including the CEO and CFO, concluded that (i) our disclosure controls and procedures were effective as of the end of the period to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that (ii) the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect Telex's internal controls.

PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.6 Employment Agreement, dated as of April 14, 2003, between the Company and Raymond V. Malpocher.

     10.7 Consulting Agreement, dated as of May 5, 2003, between the Company and Ned Jackson.

     31.1 Certification of Telex's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

     31.2 Certification of Telex's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

     32.1 Certification of Telex's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     A Report on Form 8-K, dated April 16, 2003, reporting under Items 5 and 7, was filed on April 17, 2003.

     SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                              TELEX COMMUNICATIONS, INC.


Dated:   August 1, 2003                       By:  /s/ Raymond V. Malpocher
         --------------------------------          -----------------------------
                                                   Raymond V. Malpocher
                                                   President and Chief Executive
                                                   Officer


                                              TELEX COMMUNICATIONS, INC.


Dated:   August 1, 2003                       By:  /s/ Gregory W. Richter
         --------------------------------          -----------------------------
                                                   Gregory W. Richter
                                                   Vice President and Chief
                                                   Financial Officer

                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                       DESCRIPTION OF DOCUMENT

     10.6 Employment Agreement, dated as of April 14, 2003, between the Company and Raymond V. Malpocher.

     10.7 Consulting Agreement, dated as of May 5, 2003, between the Company and Ned Jackson.

     31.1 Certification of Telex's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

     31.2 Certification of Telex's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

     32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.