Form 10-Q
period 2003-09-30
TELEX COMMUNICATIONS INC /DE/
filed 2003-11-14
CIK 1038185

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

For the quarterly period ended September 30, 2003 Commission File No. 333-27341

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



AS OF OCTOBER 31, 2003, TELEX COMMUNICATIONS, INC. HAD OUTSTANDING 4,987,127 SHARES OF COMMON STOCK, $0.01 PAR VALUE.


                        THIS DOCUMENT CONTAINS 24 PAGES.

================================================================================

                        PART I. --- FINANCIAL INFORMATION

Item 1.  Financial Statements                                                           Page(s)
Included herein is the following unaudited financial information:
Condensed Consolidated Balance Sheets as of September 30, 2003 and
  December 31, 2002                                                                       3
Condensed Consolidated Statements of Operations for the three and nine month
periods ended September 30, 2003 and 2002                                                 4
Condensed Consolidated Statements of Cash Flows for the nine month periods
ended September 30, 2003 and 2002                                                         5
Notes to Condensed Consolidated Financial Statements                                      6-11
Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                     12-19
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       20
Item 4.  Controls and Procedures                                                          21

                         PART II. --- OTHER INFORMATION

                                                                                        Page(s)
Item 6. Exhibits and Reports on Form 8-K                                                  22
Signatures                                                                                23
Exhibit Index                                                                             24

PART  I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                   2003             2002
                                                                   ----             ----
                                                                (UNAUDITED)       (SEE NOTE)
                                     ASSETS
Current assets:
         Cash and cash equivalents                              $   3,467         $   3,374
         Accounts receivable, net                                  48,484            44,644
         Inventories                                               48,503            47,686
         Other current assets                                       7,042             4,710
                                                                ---------         ---------
                Total current assets                              107,496           100,414

Property, plant and equipment, net                                 29,387            28,995
Deferred financing costs, net                                       1,464             2,659
Goodwill, net                                                      23,262            23,154
Other assets                                                        2,795             2,656
                                                                ---------         ---------
                                                                $ 164,404         $ 157,878
                                                                =========         =========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
         Revolving lines of credit                              $  13,950         $   3,916
         Current maturities of long-term debt                     107,293            17,275
         Accounts payable                                          13,236            10,954
         Accrued wages and benefits                                10,719             9,562
         Other accrued liabilities                                 10,518             7,896
         Income taxes payable                                       6,423             7,960
                                                                ---------         ---------
                Total current liabilities                         162,139            57,563

Long-term debt, net                                                63,130           154,630
Other long-term liabilities                                        14,326            13,693
                                                                ---------         ---------
                Total liabilities                                 239,595           225,886
                                                                ---------         ---------

Shareholders' deficit:
         Common stock and capital in excess of par                 80,180            80,180
         Accumulated other comprehensive loss                      (9,019)           (7,029)
         Accumulated deficit                                     (146,352)         (141,159)
                                                                ---------         ---------
                Total shareholders' deficit                       (75,191)          (68,008)
                                                                ---------         ---------
                                                                $ 164,404         $ 157,878
                                                                =========         =========

           See notes to condensed consolidated financial statements.
Note: The balance sheet at December 31, 2002 has been derived from the Company's audited financial statements at that date.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   ----------------------------      ----------------------------
                                                                   SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                                      2003              2002            2003             2002
                                                                      ----              ----            ----             ----
Net sales                                                          $    69,587      $    66,087      $   199,298      $   202,015
Cost of sales                                                           39,837           38,064          115,543          117,834
                                                                   -----------      -----------      -----------      -----------
                     Gross profit                                       29,750           28,023           83,755           84,181
                                                                   -----------      -----------      -----------      -----------
Operating expenses:
      Engineering                                                        3,374            3,104           10,551            9,113
      Selling, general and administrative                               17,544           17,793           56,130           53,665
      Corporate charges                                                     --               --               --              541
      Amortization of other intangibles                                      3               30               18               90
      Pension curtailment gain                                              --               --           (2,414)              --
                                                                   -----------      -----------      -----------      -----------
                                                                        20,921           20,927           64,285           63,409
                                                                   -----------      -----------      -----------      -----------
                     Operating profit                                    8,829            7,096           19,470           20,772
Interest expense                                                        (7,748)          (6,740)         (22,152)         (19,272)
Other income, net                                                          327              256              523            1,305
                                                                   -----------      -----------      -----------      -----------
Income (loss) before income taxes                                        1,408              612           (2,159)           2,805
Provision for income taxes                                                 885              776            3,034            2,656
                                                                   -----------      -----------      -----------      -----------
Income (loss) before cumulative effect of change in accounting             523             (164)          (5,193)             149
Cumulative effect of change in accounting                                   --               --               --          (29,863)
                                                                   -----------      -----------      -----------      -----------
                     Net income (loss)                             $       523      $      (164)     $    (5,193)     $   (29,714)
                                                                   ===========      ===========      ===========      ===========

Basic income (loss) per common share
Income (loss) before cumulative effect of change in accounting     $      0.10      $     (0.03)     $     (1.04)     $      0.05
Cumulative effect of change in accounting                                   --               --               --            (9.73)
                                                                   -----------      -----------      -----------      -----------

Net income (loss)                                                  $      0.10      $     (0.03)     $     (1.04)     $     (9.68)
                                                                   ===========      ===========      ===========      ===========

Diluted income (loss) per common share
Income (loss) before cumulative effect of change in accounting     $      0.10      $     (0.03)     $     (1.04)     $      0.03
Cumulative effect of change in accounting                                   --               --               --            (5.99)
                                                                   -----------      -----------      -----------      -----------

Net income (loss)                                                  $      0.10      $     (0.03)     $     (1.04)     $     (5.96)
                                                                   ===========      ===========      ===========      ===========

Weighted average shares outstanding
      Basic                                                          4,987,127        4,987,127        4,987,127        3,069,044
                                                                   ===========      ===========      ===========      ===========

      Diluted                                                        4,987,127        4,987,127        4,987,127        4,987,127
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

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                ---------------------------
                                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                                   2003             2002
                                                                                   ----             ----
OPERATING ACTIVITIES:
       Net loss                                                                  $ (5,193)        $(29,714)
       Adjustments to reconcile net loss to cash flows from operations:
             Depreciation and amortization                                          4,646            5,022
             Amortization of finance charges and pay-in-kind interest charge       17,470           13,846
             Gain on disposition of assets                                           (319)          (1,019)
             Cumulative effect of change in accounting                                 --           29,863
             Pension curtailment gain                                              (2,414)              --
             Change in operating assets and liabilities                            (3,963)          (7,494)
             Change in long-term liabilities                                          (57)             865
             Other, net                                                               660              547
                                                                                 --------         --------
       Net cash provided by  operating activities                                  10,830           11,916
                                                                                 --------         --------

INVESTING ACTIVITIES:
       Additions to property, plant and equipment                                  (4,375)          (3,724)
       Proceeds from disposition of assets                                          1,158            2,215
       Other                                                                          166              165
                                                                                 --------         --------
       Net cash used in investing activities                                       (3,051)          (1,344)
                                                                                 --------         --------

FINANCING ACTIVITIES:
       Borrowings (repayments) under revolving lines of credit, net                 1,118           (1,770)
       Repayment of long-term debt                                                 (9,007)          (7,588)
       Borrowings of long-term debt                                                    --            1,216
       Payment of deferred financing costs                                             --             (242)
                                                                                 --------         --------
       Net cash used in financing activities                                       (7,889)          (8,384)
                                                                                 --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                          203              220
                                                                                 --------         --------

CASH AND CASH EQUIVALENTS:
       Net increase                                                                    93            2,408
       Balance at beginning of period                                               3,374            3,026
                                                                                 --------         --------
       Balance at end of period                                                  $  3,467         $  5,434
                                                                                 ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
          Interest                                                               $  4,339         $  5,446
                                                                                 ========         ========
          Income taxes                                                           $  5,065         $  2,909
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

2.    Inventories

      Inventories consist of the following (in thousands):

                     September 30,   December 31,
                        2003            2002
                        ----            ----
Raw materials         $18,911         $19,224
Work in process         7,379           6,840
Finished products      22,213          21,622
                      -------         -------
                      $48,503         $47,686
                      =======         =======



3.    Goodwill

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
      142). The Company completed an initial impairment review of goodwill in the fourth quarter of 2002. The review resulted in an impairment loss of $29.9 million related to the Professional Audio business segment that has been accounted for as a cumulative effect of change in accounting in accordance with SFAS 142 and is reflected in the results of operations for the nine months ended September 30, 2002. The Company has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates.

      The following table presents the changes in carrying value of goodwill by business segment as of September 30, 2003 (in thousands):

                                                            Audio and Wireless
                                     Professional Audio         Technology         Total
                                     ------------------         ----------         -----
Balance as of December 31, 2002            $17,064              $ 6,090           $23,154
Foreign currency translation                   108                   --               108
                                           -------              -------           -------
Balance as of September 30, 2003           $17,172              $ 6,090           $23,262
                                           =======              =======           =======




4.    Debt

      Long-term debt consists of the following (in thousands):

                                                               September 30,    December 31,
                                                                   2003            2002
                                                                   ----            ----
Senior Secured Credit Facility (Revolving Credit Facility)     $      --       $   8,563
Senior Secured Credit Facility (Term Loan Facility):
   Term Loan A                                                    13,588          15,606
   Term Loan B                                                    44,974          51,655
Tranche A Senior Secured Notes                                    33,431          27,692
Tranche B Senior Secured Notes                                    14,875          12,268
Senior Subordinated Discount Notes                                60,506          52,981
Senior Subordinated Notes                                            550             550
Other debt                                                         2,499           2,590
                                                               ---------       ---------

                                                                 170,423         171,905
Less - current portion                                          (107,293)        (17,275)
                                                               ---------       ---------

                Total long-term debt                           $  63,130       $ 154,630
                                                               =========       =========


5.    Income Taxes

      The Company recorded an income tax provision of $0.9 million and $3.0 million on pre-tax income of $1.4 million and pre-tax loss of $2.2 million for the three months and nine months ended September 30, 2003, respectively. The income tax provision for the nine months ended September 30, 2003 is comprised of a U.S. Federal and state income tax benefit of $1.4 million, offset by a tax valuation allowance adjustment of $1.4 million, and an income tax provision of $3.0 million attributed to income of certain foreign subsidiaries. The income tax provision for the nine months ended September 30, 2002 is comprised of a U.S. Federal and state income tax benefit of $3.7 million, offset by a tax valuation allowance adjustment of $3.7 million, and an income tax provision of $2.7 million attributed to income of certain foreign subsidiaries.

      The Company has a deferred tax asset of $18.8 million offset by a tax valuation allowance of $18.6 million at September 30, 2003 due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate sufficient taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

6.    Earnings Per Share Data

      Effective April 16, 2002, the Company converted all of its outstanding Series A Preferred Stock and Series B Preferred Stock, totaling 4,987,017 shares, into an equal number of shares of its

      Common Stock. The conversion of the Preferred Stock was at the election of the Company with each share or fractional share of the Series A and Series B Preferred Stock convertible into one share or equivalent fractional share of Common Stock. Information presented for the three and nine months ended September 30, 2002 includes the effect of the conversion on a diluted basis.

7.    Related-Party Transactions

      The Company recorded a charge to operations of $0.5 million for the nine months ended September 30, 2002, for management services provided by Greenwich Street Capital Partners, L.P., a related party. The services included, but were not limited to, developing and implementing corporate and business strategy and providing other consulting and advisory services. The agreement expired in May 2002.

      The Company is accruing interest, at the rate of 2 percent per month, on the outstanding management services fee balance. Under the terms of the Senior Secured Credit Facility, the Company is prohibited from making any payment, in cash or other property, of the management services fee and the accrued interest on the unpaid balance until repayment in full of the loans outstanding under the Senior Secured Credit Facility. The Company had a balance payable, inclusive of interest, of $2.9 million at September 30, 2003 that is included on the condensed consolidated balance sheet as a component of other long-term liabilities.

      In 2000, the Company relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which the Company has a 50% interest. The Company contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. The Company's allocable share of the LLC income is included as a component of other income in the condensed consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At September 30, 2003, the remaining balance on the mortgage was $6.7 million. The annual lease payments to the LLC are $1.1 million for years one to five and $1.2 million for years six to ten. The Company may renew the lease at the end of the initial lease term for three renewal terms of five years each. The lease has been classified as an operating lease and the Company records the lease payments as rent expense. The Company's exposure to loss associated with the LLC is its investment in the LLC which, totaled $0.8 million at September 30, 2003. The investment in the LLC is included in the condensed consolidated balance sheet as a component of other assets.

      Telex has reviewed FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46), pertaining to the consolidation of variable interest entities and has determined that no changes are required to the consolidation procedures currently followed by the Company.

8.    Comprehensive Loss

      Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net income or loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive loss is as follows (in thousands):

                                                   Three months                 Nine months
                                                ended September 30,         ended September 30,
                                                -------------------         -------------------
                                                 2003         2002          2003          2002
                                                 ----         ----          ----          ----
Net income (loss)                              $    523     $   (164)     $ (5,193)     $(29,714)
Other comprehensive income:
   Foreign currency translation adjustment          781           30         3,088         3,061
   Minimum pension liability                         --           --        (5,078)           --
                                               --------     --------      --------      --------
Comprehensive income (loss)                    $  1,304     $   (134)     $ (7,183)     $(26,653)
                                               ========     ========      ========      ========




      The components of accumulated other comprehensive loss are as follows (in thousands):

                                September 30,   December 31,
                                   2003            2002
                                   ----            ----
Foreign currency translation     $  243           $3,331
Minimum pension liability         8,776            3,698
                                 ------           ------
                                 $9,019           $7,029
                                 ======           ======


9.    Pension Curtailment Gain

      In the nine month period ended September 30, 2003, the Company amended its US defined benefit pension plan, eliminating the earning of pay credits after June 30, 2003 and closing the plan to new participants effective June 30, 2003. The amendments to the pension plan resulted in recognition of a $2.4 million curtailment gain associated with the recognition of previously unrecognized prior service benefits in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

      In conjunction with the curtailment, the Company remeasured the pension plan's assets and liabilities as of June 30, 2003. The Company recorded an additional minimum pension liability of $5.1 million as a result of the remeasurement.

10.   Segment Information

      The Company has two business segments: Professional Audio and Audio and Wireless Technology.

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

      The following tables provide information by business segment for the three month and nine month periods ended September 30, 2003 and 2002 (in thousands):

                                                 Three months ended                  Nine months ended
                                         ------------------------------        ------------------------------
                                         September 30,      September 30,      September 30,      September 30,
                                             2003               2002               2003               2002
                                             ----               ----               ----               ----

Net sales
  Professional Audio                     $  54,749           $  50,059           $ 155,235          $ 151,921
  Audio and Wireless Technology             14,838              16,028              44,063             50,094
                                         ---------           ---------           ---------          ---------

                                         $  69,587           $  66,087           $ 199,298          $ 202,015
                                         =========           =========           =========          =========

Operating profit (loss)
  Professional Audio                     $   6,670           $   5,135           $  15,405          $  13,240
  Audio and Wireless Technology              2,369               2,540               3,725              9,229
  Corporate                                   (210)               (579)                340             (1,697)
                                         ---------           ---------           ---------          ---------

                                         $   8,829           $   7,096           $  19,470          $  20,772
                                         =========           =========           =========          =========

Depreciation expense
  Professional Audio                     $   1,184           $   1,266           $   3,815          $   3,997
  Audio and Wireless Technology                 85                  54                 315                245
  Corporate                                    173                 180                 498                690
                                         ---------           ---------           ---------          ---------

                                         $   1,442           $   1,500           $   4,628          $   4,932
                                         =========           =========           =========          =========

Capital expenditures
  Professional Audio                     $     920           $   1,456           $   2,119          $   3,011
  Audio and Wireless Technology                196                 123                 420                331
  Corporate                                    685                 199               1,836                382
                                         ---------           ---------           ---------          ---------

                                         $   1,801           $   1,778           $   4,375          $   3,724
                                         =========           =========           =========          =========

Total assets
  Professional Audio                                                              $121,823           $115,466
  Audio and Wireless Technology                                                     37,131             35,020
  Corporate                                                                          5,450             18,559
                                                                                  --------           --------

                                                                                  $164,404           $169,045
                                                                                  ========           ========

Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs, corporate charges, amortization of other intangibles and restructuring charges. Corporate identifiable assets relate principally to the Company's investment in information systems and and corporate facilities, as well as deferred financing costs.

The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                                       Three months ended                Nine months ended
                                 ----------------------------      ------------------------------
                                 September 30,    September 30,    September 30,     September 30,
                                    2003             2002              2003             2002
                                    ----             ----              ----             ----
United States                    $ 35,209          $ 35,903          $101,265          $108,125
Europe                             19,201            16,726            56,602            50,360
Asia                                9,731            10,091            25,179            31,190
Other foreign countries             5,446             3,367            16,252            12,340
                                 --------          --------          --------          --------
                                 $ 69,587          $ 66,087          $199,298          $202,015
                                 ========          ========          ========          ========

It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.


Long-lived assets of the Company's U.S. and International operations were as follows (in thousands):

                  September 30, 2003    December 31, 2002
                  ------------------    -----------------
United States          $45,488              $46,505
International           11,420               10,959
                       -------              -------
                       $56,908              $57,464
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

OVERVIEW

Telex is a leader in the design, manufacture and marketing of sophisticated audio and wireless communications equipment to commercial, professional and industrial customers. Telex provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets. We offer a comprehensive range of products worldwide for professional audio systems as well as for audio and wireless product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, digital audio duplication products, antennas, land mobile communication systems and wireless assistive listening systems. Our products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, airline pilots and the hearing impaired in order to facilitate speech or communications.

Telex has two business segments: Professional Audio and Audio and Wireless Technology. Professional Audio consists of five product lines within the overall professional audio market, including: (i) permanently installed sound systems;
(ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) broadcast communication products, including advanced digital matrix intercoms used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding certain items in our condensed consolidated statements of operations, in thousands:

                                                       Three months ended                     Nine months ended
                                            ------------------------------------   ---------------------------------------
                                            September 30,  September 30,     %     September 30,   September 30,       %
                                                2003           2002       Change       2003            2002         Change
                                                ----           ----       ------       ----            ----         ------
Net sales:
        Professional Audio                  $ 54,749       $ 50,059        9.4%      $ 155,235       $ 151,921       2.2%
        Audio and Wireless Technology         14,838         16,028       -7.4%         44,063          50,094     -12.0%
                                            --------       --------        ---       ---------       ---------      ----

        Total net sales                       69,587         66,087        5.3%        199,298         202,015      -1.3%
                                            --------       --------        ---       ---------       ---------      ----


Total gross profit                            29,750         28,023                     83,755          84,181
            % of sales                          42.8%          42.4%                      42.0%           41.7%

Operating profit                               8,829          7,096                     19,470          20,772

Income (loss) before cumulative effect of
change in accounting                             523           (164)                    (5,193)            149

Cumulative effect of change in accounting         --             --                         --         (29,863)
                                            --------       --------                  ---------       ---------

Net income (loss)                              $ 523         $ (164)                  $ (5,193)      $ (29,714)
                                            ========       ========                  =========       =========

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Net sales. Net sales increased $3.5 million, or 5.3%, from $66.1 million for the three months ended September 30, 2002 to $69.6 million for the three months ended September 30, 2003. Net sales strengthened in the third quarter of 2003 compared to the third quarter of 2002 as we experienced higher sales in our Asian marketplaces. Net sales decreased $2.7 million, or 1.3%, from $202.0 million for the nine months ended September 30, 2002 to $199.3 million for the nine months ended September 30, 2003. Net sales in the Professional Audio segment increased slightly for the nine month comparative periods due to higher speaker product sales while sales in the Audio and Wireless Technology segment declined significantly due to the discontinuance of sales of computer audio products, which we exited in the second quarter of 2003, and hearing instrument products, which we exited in the first quarter of 2002, and sluggishness in the education and military/aviation markets. Our net sales, excluding the impact of discontinued products, increased approximately 6.4% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 and were flat for the nine months ended September 30, 2003 and 2002, respectively.

Net sales in the Professional Audio segment increased $4.7 million, or 9.4%, from $50.0 million for the three months ended September 30, 2002 to $54.7 million for the three months ended September 30, 2003. We generated increased Asian net sales in the third quarter of 2003 as the professional audio marketplace rebounded from a slow economic cycle experienced earlier this year. Net sales increased $3.3 million, or 2.2%, from $151.9 million for the nine months ended September 30, 2002 to $155.2 million for the nine months ended September 30, 2003. Higher sales of our speaker and electronics product lines were offset by lower sales of our microphone products.

Net sales in the Audio and Wireless Technology segment decreased $1.2 million, or 7.4%, from $16.0 million for the three months ended September 30, 2002 to $14.8 million for the three months ended September 30, 2003. Net sales decreased $6.0 million, or 12.0%, from $50.1 million for the nine months ended September 30, 2002 to $44.1 million for the nine months ended September 30, 2003. Net sales, excluding sales of computer audio products in both periods and discontinued hearing instruments products in the nine months ended September 30, 2002, decreased approximately 7%. The decline in net sales, after excluding discontinued products, is attributed primarily to lower sales of products to the education and military/aviation markets, in part due to governmental budget issues and the sluggishness in the airline industry.

Gross profit. Gross profit increased $1.7 million, or 6.2%, from $28.0 million for the three months ended September 30, 2002 to $29.7 million for the three months ended September 30, 2003. Gross profit decreased $0.4 million, or 0.5%, from $84.2 million for the nine months ended September 30, 2003 to $83.8 million for the nine months ended September 30, 2003. The gross margin rate increased to 42.8% for the three months ended September 30, 2003 compared to 42.4% for the three months ended September 30, 2002. The gross margin rate increased to 42.0% for the nine months ended September 30, 2003 compared to 41.7% for the nine months ended September 30, 2002. Included in the nine month period ended September 30, 2003 are impairment charges for inventories and fixed assets, totaling $1.4 million, associated with exiting the computer audio product line. Excluding these charges, as a percentage of net sales, the gross margin rate increased to 42.7% for the nine months ended September 30, 2003. The increase in the gross margin rate for 2003 from the corresponding periods in 2002 is attributed primarily to improved manufacturing efficiencies and lower operating costs resulting from restructuring measures implemented in 2001 and 2002.

The gross margin rate for the Professional Audio segment increased slightly from 42.9% for the three months ended September 30, 2002 to 43.0% for the three months ended September 30, 2003. The gross margin rate increased from 41.1% for the nine months ended September 30, 2002 to 43.4% for the nine months ended September 30, 2003. The increase in the gross margin rate for 2003 from the corresponding periods in 2002 is attributed primarily to the continued benefits of restructuring measures implemented in 2001 and 2002 and to increased sales of high-margin products.

The gross margin rate for the Audio and Wireless Technology segment increased from 40.9% for the three months ended September 30, 2002 to 41.9% for the three months ended September 30, 2003. The gross margin rate decreased from 43.4% for the nine months ended September 30, 2002 to 37.3% for the nine months ended September 30, 2003. The gross margin rate, excluding the impairment charges discussed above, was 40.6% for the nine-month period ended September 30, 2003. The decrease in the gross margin rate for the nine-month period 2003 from the corresponding period in 2002 is attributed primarily to lower sales of high-margin products and to manufacturing inefficiencies.

Engineering. Engineering expenses increased $0.3 million, or 8.7%, from $3.1 million for the three months ended September 30, 2002 to $3.4 million for the three months ended September 30, 2003. Engineering expenses increased $1.4 million, or 15.8%, from $9.1 million for the nine months ended September 30, 2002 to $10.5 million for the nine months ended September 30, 2003. The increase in spending for the three and nine month periods in 2003 from the corresponding periods in 2002 is attributed primarily to spending associated with new product development in the Professional Audio segment.

Selling, general and administrative. Selling, general and administrative expenses decreased $0.3 million, or 1.4%, from $17.8 million for the three months ended September 30, 2002 to $17.5 million for the three months ended September 30, 2003. Selling, general and administrative expenses increased $2.4 million, or 4.6%, from $53.7 million for the nine months ended September 30, 2002 to $56.1 million for the nine months ended September 30, 2003. The increase in expenses in 2003 is attributed mainly to recording an accrual for legal settlements in the nine months ended September 2003 and higher international selling and marketing costs offset by lower general and administrative expenses. International selling, general and administrative expenses increased in the 2003 periods compared to the corresponding 2002 periods mainly from strengthening foreign currencies compared to the U.S. dollar. We implemented cost controls as a result of the slowdown in our sales in the first three months of 2003 and the selling, general and administrative expenses, as a percentage of net sales, have declined after the three months ended March 31, 2003. We expect these expenses for the fourth quarter of 2003 to remain relatively flat with the third quarter amounts.

Corporate charges. There were no corporate charges in the nine-month period ended September 30, 2003. Corporate charges of $0.5 million were recorded for the nine-month period ended September 30, 2002. The charges represented fees incurred for consulting and management services provided by Greenwich Street Capital Partners, Inc. under a consulting and management services agreement that expired in May 2002.

Amortization of other intangibles. We recorded amortization expense related to identifiable intangible assets having definite lives of approximately $3,000 and $30,000 for the three months ended September 30, 2003 and 2002, respectively, and $18,000 and $90,000 for the nine months ended September 30, 2003 and 2002, respectively.

Pension curtailment gain. We recorded a pension curtailment gain of $2.4 million in the nine months ended September 30, 2003 resulting from our decision to freeze future pension plan benefits effective June 30, 2003. This decision by Telex resulted in recognition of previously unrecognized prior service benefits in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88).

Interest expense. Interest expense increased from $6.7 million for the three months ended September 30, 2002 to $7.7 million for the three months ended September 30, 2003. Included in interest expense is $5.7 million and $4.4 million of pay-in-kind interest expense for the three months ended September 30, 2003 and 2002, respectively. Our interest expense increased from $19.3 million for the nine months ended September 30, 2002 to $22.2 million for the nine months ended September 30, 2003. Included in interest expense is $15.9 million and $12.3 million of pay-in-kind interest expense for the nine months ended September 30, 2003 and 2002, respectively. Interest expense increased primarily because of the higher pay-in-kind interest expense that offset the benefits of lower average outstanding indebtedness and lower average interest rates on non pay-in-kind debt.

Other income. Other income of $0.3 million for the three months ended September 30, 2003 is principally from the gain on the sale of an idle facility. Other income of $0.3 million for the three months ended September 30, 2002 is principally from foreign currency gains and the profit from the sale of production assets related to shutdown of certain manufacturing facilities. For the nine months ended September 30, 2003 other income of $0.5 million is principally from the gain on sale of production assets related to shutdown of certain manufacturing facilities and from amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the sale of hearing instrument product lines. Other income of $1.3 million for the nine months ended September 30, 2002 is principally from the sale of $2.1 million of assets related to the hearing instrument product lines.

Income taxes. Our effective tax rate for the three month and nine month periods ended September 30, 2003 and 2002, respectively, is not meaningful because a tax benefit has not been recorded on the pretax loss in the United States. The tax provision recorded relates only to the countries in which we are profitable. Income tax expense increased in 2003 compared to 2002, as foreign subsidiary taxable income in higher tax-rate countries has increased.

As of September 30, 2003, we have a reserve of $4.2 million included in income taxes payable for tax liability, penalties, and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. We have agreed with the Internal Revenue Service on the final amount of the tax liability to be paid and have been making monthly payments.

At September 30, 2003, we have $21.7 million of net operating loss carryforwards. The U.S. net operating loss carryforward is $20.9 million, of which $0.5 million expires in 2021, $16.0 million expires in 2022 and $4.4 million expires in 2023. We have established a net deferred tax valuation allowance of $18.6 million due to the uncertainty of the realization of future tax benefits. This amount relates primarily to the U.S. deferred tax assets as our realization of the future tax benefits related to the deferred tax asset is dependent on our ability to generate taxable income within the net operating loss carryforward period. We have considered this factor in reaching our conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

Cumulative effect of a change in accounting. We recorded a charge of $29.9 million in 2002 related to the impairment of goodwill related to our Professional Audio business segment in accordance with the guidance in SFAS 142.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had cash and cash equivalents of $3.5 million compared to $3.4 million at December 31, 2002.

Our principal source of funds for the nine months ended September 30, 2003 consisted of $10.8 million of cash provided by operating activities and $1.2 million generated from the sale of idle production assets. Our principal uses of funds were for debt retirement of $7.9 million, net of borrowings, and $4.4 million for capital expenditures. Our principal source of funds for the nine months ended September 30, 2002 was $11.9 million of cash provided by operating activities and $2.2 million generated from the sale of assets from a discontinued product line. Our principal uses of funds for the nine months ended September 30, 2002 were for debt retirement of $8.1 million, net of borrowings, and $3.7 million for capital expenditures.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes, update information systems and improve efficiency. We anticipate our capital expenditures for 2003 will be in the range of $7.0 to $8.0 million. Our ability to make capital expenditures is subject to certain restrictions under our senior secured credit facility, our senior secured notes, and our senior subordinated discount notes.

Telex's accounts receivable of $48.5 million as of September 30, 2003 increased $3.9 million from $44.6 million at December 31, 2002. Excluding the impact of foreign currencies exchange rate movements, our accounts receivable increased $2.1 million from December 31, 2002. The increase is primarily a result of higher receivables at our U.S. and Germany operations resulting from higher sales activity in the third quarter of 2003 compared to the sales activity in the fourth quarter of 2002.

Our inventories of $48.5 million as of September 30, 2003 increased $0.8 million from $47.7 million at December 31, 2002. Excluding the impact of foreign currencies exchange rate movements, our inventories decreased $1.3 million from December 31, 2002. We expect to continue to reduce our investment in inventories and anticipate future inventory levels will decline.

Our consolidated indebtedness increased $8.6 million from $175.8 million at December 31, 2002 to $184.4 million at September 30, 2003. The increase is attributed mainly to our senior secured notes and senior subordinated discount notes under which interest expense accrues as additional indebtedness, and to increases in borrowings under our revolving credit facilities. The senior secured notes accreted by $8.4 million and the senior subordinated discount notes accreted by $7.5 million, adding $15.9 million to our indebtedness since December 31, 2002. The additional indebtedness is payable in cash at maturity, with the senior secured notes subject to an acceleration clause based on our financial performance. Offsetting the additional indebtedness were required loan payments, totaling $9.0 million, made under our term loan facility and other existing loans.

We rely mainly on internally generated funds and, to the extent necessary, borrowings under the U.S. revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily from debt service, working capital needs and capital expenditure requirements.

Our current credit facilities include the senior secured credit facility (expiring on April 30, 2004), consisting of the term loan facility of $58.6 million, the revolving credit facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $11.0 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of September 30, 2003 all of our $58.6 million term loan facility is payable within the next 12 months. In addition we had outstanding borrowings of $10.4 million under the revolving credit facility and outstanding borrowings of $3.5 million under our foreign working capital lines. The net availability under the revolving credit facilities, after deduction for open letters of credit and allowing for borrowing base limitations, was $14.2 million at September 30, 2003. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by us; therefore, our financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities for the nine months ended September 30, 2003 was 6.9%.

Pursuant to the term loan facility, we are required to make principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($13.6 million of which was outstanding at September 30, 2003), of $0.5 million and $13.1 million in the remainder of 2003 and 2004, respectively, with a final maturity date of April 30, 2004 and (ii) the $65.0 million Tranche B Term Loan Facility ($45.0 million of which was outstanding at September 30, 2003), of $1.8 million and $43.2 million in the remainder of 2003 and 2004, respectively, with a final maturity date of April 30, 2004. In addition, under the terms of the senior secured credit facility, we are required to make mandatory prepayments from proceeds of the sale of assets and an additional payment in 2003 and 2004 if our operating performance for 2002 and 2003 exceeds certain targets. In the nine months ended September 30, 2003, we made an additional payment of $0.5 million related to our 2002 operating performance.

As of September 30, 2003 our entire $48.3 million senior secured notes are payable within the next 12 months at a maturity value of $60.0 million (including future accretion of interest expense as additional indebtedness).

In addition to payments on our term loan facility and senior secured notes, we are required to make principal payments totaling $0.4 million in the next 12 months pursuant to our other U.S. and foreign debt agreements.

We incurred substantial indebtedness in connection with a series of leveraged transactions and completed a debt restructuring in November 2001. As a result, debt service obligations represent significant liquidity constraints for us. We were in compliance with all covenants related to all debt agreements at September 30, 2003.

As stated previously, our term loan facility and senior secured notes, totaling $106.9 million book value ($118.6 million maturity value), is payable within the next 12 months. Management has been assessing various financing alternatives to repay this debt and will complete in mid November issuance of new private debt, the proceeds of which will be used to repay the existing debt. Telex filed Report on Form 8-K on November 3 and 4, 2003 explaining more fully our debt refinancing.

Telex will record a normal pension income of approximately $0.1 million in 2003 primarily due to the decision to freeze future pension plan benefits effective June 30, 2003. Telex was not required to make an employer contribution to its pension plan in 2002 for the 2001 plan year. As of September 30, 2003 we have made employer contributions to the pension plan of approximately $1.6 million and we will be making contributions of approximately $1.4 million in the next 12 months for the 2003 and 2004 plan years.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During the nine months ended September 30, 2003, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the condensed consolidated statements of operations.

At September 30, 2003, we had outstanding forward exchange contracts with a notional amount of $7.4 million and a weighted remaining maturity of 43 days.

At September 30, 2003, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10 percent fluctuation in exchange rates for these currencies would change the fair value by approximately $0.7 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be about offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our future earnings and cash flows, assuming other factors are held constant.

At September 30, 2003, we had fixed rate debt of $62.6 million, step-up, pay-in-kind interest debt of $48.3 million (redemption value of $48.8 million at September 30, 2003), and an interest-free loan of $1.0 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one-percentage point decrease in interest rates would increase the unrealized fair market value of these debts by approximately $2.2 million.

At September 30, 2003, we had floating rate debt of $72.5 million. The earnings and cash flow impact for the next twelve months resulting from a one-percentage point increase in interest rates on this debt would be approximately $0.7 million, holding all other variables constant.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Telex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of September 30, 2003. Based on that evaluation, our management, including the CEO and CFO, concluded that (i) our disclosure controls and procedures were effective as of the end of the period to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that
(ii) the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect Telex's internal controls.

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



                                         TELEX COMMUNICATIONS, INC.


Dated: November 14, 2003                 By:  /s/ Raymond V. Malpocher
       ----------------------------           ----------------------------------
                                              Raymond V. Malpocher
                                              President and Chief Executive
                                              Officer




                                         TELEX COMMUNICATIONS, INC.


Dated: November 14, 2003                 By:  /s/ Gregory W. Richter
       ----------------------------           ----------------------------------
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